Form 10-K
period 2013-12-31
Fleetmatics Group plc
filed 2014-03-17
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 001-35678

FLEETMATICS GROUP PLC

(Exact Name of registrant as specified in its charter)

Ireland	27-3112485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Block C, Cookstown Court Belgard Road Tallaght Dublin 24 Ireland
(Address of principal executive offices)

Registrant’s telephone number, including area code: +353 (1) 413 1250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Ordinary Shares, €0.015 nominal value	New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2013, was approximately $603.0 million (based on the closing price of the registrant’s ordinary shares, €0.015 par value per share, on June 30, 2013, of $33.23 per share).

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of February 28, 2014 was 37,133,857.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2013

PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements involve risks and uncertainties. Fleetmatics makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 1A “Risk Factors.” Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Unless the context otherwise requires, all references to “Fleetmatics,” “we,” “our,” “us,” “our company”, the “Company” or the “Corporation” in this Annual Report on Form 10-K refer to Fleetmatics Group PLC and its subsidiaries.

Item 1.	Business

Fleetmatics is a leading global provider of fleet management solutions delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. As of December 31, 2013, we had approximately 22,000 customers who collectively deployed our solutions in over 445,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 1,000 or fewer vehicles. During the year ended December 31, 2013, we collected an average of approximately 47 million data points per day from subscribers and have aggregated over 52 billion data points since our inception, which we believe provides a valuable data set that we may consider in the development of complementary business intelligence solutions and additional sources of revenue.

In August 2013, Fleetmatics acquired an Australian-based company, Connect2Field Holdings Pty Limited (“Connect2Field”), a privately-held provider of cloud-based software solutions for service businesses and their mobile workers. This product allows us to execute on a shared vision of enabling field service businesses globally by leveraging the prevalence of wireless data and mobile devices and giving them tools they need to automate, manage, simplify and improve their operations. We believe these solutions, particularly among small-to-medium-sized businesses where they are replacing manual processes that are often prone to inefficiency and errors, will help our customers improve customer service levels, increase mobile productivity and enhance savings.

Many SMBs manage their local fleets by using manual processes, such as entering data on time sheets and communicating with mobile employees using cellular phones, which generate minimal actionable business intelligence. Furthermore, existing technology-based solutions, including long haul-focused solutions, can be cost-prohibitive and difficult for SMBs to implement and use. Our multi-tenant SaaS solutions are designed to meet the needs of SMBs, overcome existing barriers to adoption, and leverage the volumes of data transmitted to us from in-vehicle devices over cellular networks that we aggregate and analyze from our large and growing subscriber base. By using our solutions to extract actionable business intelligence from the data on their fleet and mobile workforce, fleet operators gain greater control over fuel, maintenance, labor and other costs while improving the return on capital invested in their fleet.

We have developed a differentiated, cost-effective customer acquisition sales model based on leads sourced through both Web-based digital advertising, such as search engine marketing and optimization, email marketing and our websites, and targeted outbound sales efforts. We design our Web-based marketing programs to drive visitors to our direct Web and field sales forces that use disciplined processes to qualify and convert these leads into paying customers. New customers typically enter into initial three-year subscription agreements with monthly billing, providing us with a high degree of visibility into future revenue.

We have grown our customer base, the number of vehicles using our solutions and our revenue in each year since our incorporation in 2004. The following chart shows the aggregate number of vehicles under subscription for our fleet management solution as of December 31 for each of the years presented:

The chart above includes the number of vehicles under subscription with our subsidiary SageQuest, Inc., or SageQuest, since our acquisition of SageQuest in July 2010.

Our subscription revenue in 2013 grew 39.2% to $177.4 million compared to $127.5 million in 2012, an increase of 38.1% compared to $92.3 million in 2011. We reported net income in 2013 of $30.5 million compared to $5.4 million in 2012 and $2.9 million in 2011. Our Adjusted EBITDA in 2013 grew 66.7% to $56.5 million compared to $33.9 million in 2012, an increase of 55.8% from $21.7 million in 2011.(1)

(1)

Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of our Adjusted EBITDA to our net income (loss), see Item 6—Selected Financial Data.

Our Solutions

Our SaaS solutions enable businesses to meet the challenges associated with managing their local fleets by extracting actionable business intelligence from vehicle and driver behavioral data. Our highly scalable multi-tenant architecture leverages GPS data transmitted from in-vehicle devices over cellular networks. Customers remotely access business intelligence reports through our intuitive interface using a standard Web browser or mobile application. The added visibility into their businesses and costs helps enable fleet operators to more appropriately price their services and budget their operations. We believe that our solutions benefit customers in the following ways:

Reduced operating costs. Our solutions help businesses reduce operating costs by automating fleet tracking and optimizing related processes. Businesses that use our solutions can monitor and manage route efficiency and reduce idle time, resulting in lower fuel costs and labor expenses, such as overtime pay. In addition, our software helps companies to monitor vehicle speeds, identify unauthorized usage, minimize fleet wear and tear as well as the likelihood of fines, and increase the prospects of recovering stolen vehicles. For example, our customers benefit from an average decrease of 14% in idling time per month between the first month of deploying our solutions and the thirty-sixth month of using our solutions.

Increased worker productivity and revenues. Our solutions enable our customers to enhance worker productivity by minimizing wasted time on and traveling to job sites, detecting extended breaks and unauthorized detours, and provide our customers with the ability to better align compensation with productivity. Additionally, our monitoring and reporting capabilities shorten customer response times by facilitating the deployment of the nearest, most appropriate vehicle to a location, thereby improving customer service. For example, after deploying our fleet management solutions, one of our customers reported that its technicians completed approximately 50% more service calls per month over an 18-month period.

Designed for SMBs. Our Fleetmatics-branded products are competitively priced solutions designed to meet the needs of SMB fleet operators. Our solutions are easily and quickly implemented with the assistance of our large network of third-party installers, which generally allows businesses to begin using our solutions shortly after entering into a service contract. Our software is Web-based and can be accessed and used on mobile applications. Additionally, our solutions feature an intuitive graphical user interface with analytical dashboards, reports and alerts designed specifically for SMB fleet operators, which allows them to use the product without significant training or dedicated staff.

A robust platform for data aggregation. We aggregate data that is generated from the use of our solutions with data provided through partnerships, integration with third-party products, commercial or publicly available sources, and from our customers. This capability provides us with an opportunity to recognize trends and provide insights that complement our core product reports, such as long-term trending and driver scoring statistics, to help our customers optimize the performance of their fleet.

Highly scalable, reliable and cost-effective SaaS platform. We utilize a SaaS delivery model, which lowers operators’ costs by eliminating their need to own and support software or associated technology infrastructure. We have built our solutions to scale and support geographically-distributed fleets of any size as they grow. We support our solutions with redundant servers and other infrastructure in two principal data centers in the United States and Europe, providing global reach and security. Our data centers maintained over 99.9% system uptime during the year ended December 31, 2013. Our fleet management solutions can be deployed, maintained and used without significant hardware costs, dedicated information technology personnel and infrastructure.

Ability to integrate third-party products and services. Our software architecture facilitates integration with third-party applications and services such as fuel cards, mapping and work order integration solutions and other value-added software and services. This enables fleet operators of any size to leverage our solutions across their existing software platforms and gain access to a broader spectrum of fleet management tools that we offer including enhanced reporting for fleet operators and other efficiency tools for drivers.

Device and network agnostic. Our fleet management solutions can be accessed over personal computers, tablets or smart phones, providing our customers with significant flexibility in how they access the business insights we provide. Our solutions are hardware and network agnostic—we can collect and analyze large volumes of complex vehicle and behavior data irrespective of the hardware generating the data or the cellular network over which the data is transmitted.

Our Key Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are key to our success:

Efficient and scalable customer acquisition model. We have developed a scalable sales and marketing model that is focused on the efficient generation of a large number of customer leads, primarily through digital advertising, such as search engine marketing and optimization and email marketing as well as targeted outbound sales efforts. These techniques provide us with a flow of low-cost, qualified leads, both in the U.S. and internationally. Our sales and marketing team uses disciplined processes to convert these leads into paying subscribers. In particular, our Web sales team has historically increased our overall sales productivity while lowering the aggregate cost of customer acquisition by focusing on sales to ever larger and more sophisticated customers using phone and live Web demonstrations rather than traditional in-person meetings. We believe our marketing approach provides us with a cost-efficient and highly effective means of targeting and accessing the vast and geographically diverse SMB market and converting leads into paying subscribers.

Business intelligence approach to fleet management. Our approach to fleet management is based on our proprietary business intelligence software that enables our customers to analyze large volumes of complex vehicle and driver behavioral data by accessing over 40 pre-built reports online through an intuitive dashboard. Our technology platform enables users to consolidate large, disparate data sets and identify relationships and long-term historical trends within data through proactive prompts or when requested by the user. We believe that our solutions provide our customers with insights that help them make more informed and timely business decisions.

Software-as-a-Service model. Our SaaS-based solutions are offered through a subscription over the Internet and use a multi-tenant architecture, which enables us to run a single instance of our software code, add subscribers with minimal incremental expense and deploy new applications and upgrades quickly and efficiently. Our SaaS model is particularly well suited for SMBs, which typically lack the personnel qualified to support on-premises deployments and generally wish to avoid large up-front software and hardware expenditures. Initial subscription agreements are typically 36 months in duration, providing significant revenue visibility to us.

Deep domain expertise. From inception, we have focused on small and medium-sized fleet markets. This focus enables us to understand the specific needs of SMB fleet operators as they evolve. We possess significant experience and expertise in fleet management solutions, which enable us to develop, implement and sell SaaS solutions purpose-built for our existing and prospective customers. We also believe that the data that we collect and analyze represents a significant, rapidly-growing and valuable asset, which we can use to generate industry-specific benchmarking statistics.

Large and growing ecosystem of fleets and vehicles. As of December 31, 2013, we had approximately 22,000 customers who deployed our solutions in over 445,000 vehicles worldwide. In addition, our customers ran approximately 2.4 million reports and generated over one billion data points in December 2013. This vast amount of data not only provides valuable information for our business intelligence offerings, but also provides us with opportunities for increased revenue. For example, we organize and aggregate this data, render it anonymous and sell it to traffic reporting vendors. Our large deployment footprint also provides us with an audience to whom we can market and sell incremental solutions, such as integration with fuel cards and GPS navigation devices, or third-party complementary products and services. Our established customer base also contributes to our brand recognition and economies of scale.

Our Offerings

We offer fleet management software solutions that our customers use to gain visibility into their fleet and mobile workforce. Our Fleetmatics-branded solutions sold under the Fleetmatics or SageQuest names, are purpose-built to meet the needs of SMB customers using a multi-tenant architecture that we host in third-party data centers. Our solutions are accessed through a Web browser or mobile application and provide our customers with actionable business intelligence. Our core SaaS offering, which is included with all customer subscriptions, consists of the following easy-to-use components:

Tracking Alerts. Our Fleet Tracking Alerts allow fleet operators to set driver performance thresholds and receive email notifications when unwanted driving behavior occurs. Notifications are sent when a vehicle enters or exits specified areas, moves during specified times, or when a vehicle’s speed or idle time exceeds specified thresholds.

Route Replay. Our Route Replay feature allows customers to “play back” each journey taken by their vehicles, from start up to shut down and provides customers with minute-by-minute location and speed details. Fleet operators can start, stop, pause, and change the speed of the journey replay using intuitive playback controls to monitor and analyze driver behavior. Integration with Google Maps enables customers to pinpoint vehicle location with satellite, street views and zooming capabilities.

Geofencing and Landmarks. Our Geofencing and Landmarks feature allows customers to easily designate areas on the map in which vehicles are allowed or not allowed to travel. Fleet operators receive notifications when a vehicle enters or exits an unauthorized location and reports are generated detailing time spent in unauthorized areas.

FleetTracking Dashboard. Our FleetTracking Dashboard provides fleet operators with a convenient way to monitor overall fleet performance through an intuitive graphical summary. This interface allows fleet operators to evaluate performance categories across their fleet, including average speed, engine on-time, vehicle idling, vehicle mileage and number of stops. Fleet operators can also view individual vehicle performance.

Fleet Reports. We provide our customers with over 40 pre-built on-demand reports that they can easily access to analyze fleet data. Our reports contain detailed information about vehicle movement and use, including vehicle location, ignition on and off time, engine idle time, arrival and departure times, distance traveled, hours worked, and vehicle speed. Additionally, customers can set acceptable threshold limits for these performance metrics and have reports generated that detail exceptions. Reports can be run at any time or be scheduled to run automatically with the results emailed to any number of recipients on a daily or weekly basis.

Mobile App. Our Mobile App is a full-featured, portable software application that fleet operators can use to access current actionable business intelligence and insights over mobile devices. It includes the FleetTracking Dashboard, Reports, Tracking Alerts, Route Replay, and Geofencing and Landmarks.

Speed Limits. Most GPS vehicle tracking solutions limit visibility into speeding on only interstates and highways. With our Speed Limits feature, we provide a comprehensive source of speed limit information across all types of roads and geographies, including local and residential roads. Speed Limits is powered by Fleetmatics RoadSpeed, a specialized database of average speed values derived from billions of points of vehicle movement.

Panoramic Reporting and Benchmarking. Our panoramic reporting engine features in-depth historical trending analyses and strategic comparative information from the customers, such as driver and organizational performance benchmarking. Many of our customers want the perspective of knowing how their fleet should be performing when compared to those of similar businesses, industries and locations. Our industry benchmarking feature provides that analysis for the user’s individual needs, providing deep insight into each vehicle’s performance and identifying impactful opportunities for improvement. We believe we have one of the largest subscriber bases in the vehicle tracking industry and billions of position points received and that we are in a strong position to provide industry benchmarks with high credibility and relevance at a local level.

In addition to this core SaaS offering, we also offer the following additional features at an additional cost to our customers:

Fuel Card Reporting Integration. Our Fuel Card Reporting Integration feature integrates customers’ current fuel card usage information into our fleet management software platform. It provides our customers with an on-demand fuel usage summary for an entire fleet as well as detailed information on individual vehicles. Reports are generated that compare fuel purchases with vehicle location data.

Fleetmatics Fuel Card. As an expansion of Fuel Card Reporting, we have partnered with a leading independent global fleet card provider to deliver a Universal Platinum MasterCard. This partnership delivers flexible billing and payment options, personal assistance and training to establish controls and optimize savings, and strong and customizable purchasing controls.

Navigation Unit Integration. Our Navigation Unit Integration feature, currently with Garmin GPS navigation devices, streamlines dispatching and communication by integrating our fleet management software with our customers’ GPS navigation devices. It provides customers with turn-by-turn directions, notification of job status, estimated time of arrival to the next job site, and easy-to-use messaging capabilities. Drivers receive automatic job updates, eliminating the need to manually enter addresses while driving.

All of these components are fully integrated into our SaaS solutions.

Additionally, we provide a standalone offering with the recent acquisition of Connect2Field at an additional cost to our customers:

Field Service Management. This new offering allows SMB fleets to store all of their company’s information in the cloud, automating their back office activities. Included in this offering is the ability to manage jobs, schedules, invoices and fieldworkers.

Marketing and Sales

Marketing

Our marketing programs target owners and managers in the service and distribution industries that operate fleets of commercial vehicles. Our marketing strategy is focused on building brand awareness, generating quality leads and reinforcing customer engagement and thought leadership.

Lead generation is a core function of our business processes. We generate leads through a combination of Web-driven inbound activities and traditional outbound marketing activities.

Inbound leads. Our inbound leads are largely generated through Web-based marketing efforts. This involves extensive search engine marketing, search engine optimization, digital advertising, email marketing, direct Web traffic and programs with digital media companies.

Our demand generation programs vary depending on our target industry or fleet size, and include marketing activities, such as integrated programs on the Web, outbound marketing campaigns targeted to prospects in key industries and geographies, attendance and sponsorship of trade shows, email lead generation and prospect follow-up and traditional public relations and website properties. We make use of social media to engage customers and prospects to generate interest, demand and leads.

Outbound leads. Our outbound lead generation involves a variety of traditional marketing activities, including direct mail, email marketing, cold calling, advertising, trade shows and in-person events, and telemarketing.

We accumulate marketing lists through a variety of sources, including purchased lists selected by industry and geographic demographics. We filter prospects by using industry group and vertical market benchmarks to identify quality targets. Additionally, we utilize research techniques and analytic lead scoring models to identify those outbound leads that we believe have the greatest likelihood for us to convert to a sales presentation and a subscription.

Sales

We sell our subscriptions to our fleet management solutions through our direct sales organization. Maintaining direct control of our sales force allows us to efficiently target small to medium-sized businesses with a local fleet. We have direct sales operations in the U.S. as well as internationally in the United Kingdom, Ireland, and Australia.

The focus of our sales efforts is to drive a high volume of transactions through a standardized and highly repeatable methodology. We focus on the core challenges that fleet operators face in managing their fleet. We are able to provide our prospects with an anticipated return on investment, or ROI, calculation that enables us to tangibly demonstrate the benefits of our solutions and how they address the challenges that our prospects face. We highlight the insights that fleet operators gain from our reports and alerts and how they can use those insights to improve productivity, increase operating profits and solve key business problems.

We effectively sell our SageQuest branded solutions to large customers because those solutions satisfy their administrative, mapping and integration requirements. We have dedicated sales and marketing teams for both our FleetMatics and SageQuest branded products that utilize the following sales channels, depending on our customers’ needs and fleet sizes:

Web sales. Our primary sales channel and a key component of our go-to-market strategy, the Web sales team has historically increased its sales productivity while lowering the aggregate cost of customer acquisition. The Web sales team conducts its selling activities over the phone using live Web demonstrations to convert sales leads to customers.

Field sales. Our field sales team meets face-to-face with prospects and focuses on sales to customers with larger fleet sizes. A team of inside telesales representatives supports this field sales team.

Existing customer account sales. We have a sales team dedicated exclusively to existing accounts that focus on up-selling and cross-selling additional products to our customer base, securing renewal agreements, and promoting our customer referral program. This team is also focused on assisting customers that are adding units through fleet expansion or broader use of additional features across their fleet. This team monitors customer usage to ensure that our customers are deriving the maximum benefit from our offering.

Technology, Operations, and Development

Technology

We designed our SaaS solutions’ architecture so that our customers may access them via a Web browser or mobile application. Updates to our solutions are distributed instantaneously to all of our customers over the Web. Our solutions have been specifically built to deliver:

•	a consistent, intuitive end-user experience to limit the need for training and to encourage high levels of end-user adoption and engagement;

•	turnkey, out-of-the-box functionality;

•	flexibility to design customized reports and alerts that enable our clients to gain insights into their existing fleet and mobile assets;

•	integration with other systems such as fuel cards, GPS navigation devices, and customer information technology systems, such as work order management and enterprise resource management systems;

•	scalability to match the needs of our growing customer base and their fleets; and

•	rigorous security standards and high levels of system performance and availability demanded by our customers.

Our fleet management system is comprised of an in-vehicle device that incorporates off-the-shelf components, including a cellular modem, GPS receiver and memory capacity sufficient to run our proprietary firmware, which reports vehicle coordinates, time, speed, ignition status, and mileage from satellite readings. This information is collected at a predefined frequency (generally every 30-90 seconds) and then sent to our receivers at third-party data centers, via a commercial cellular network. The information is then processed and delivered to our customers providing a wide range of live reporting, mapping and alerts designed to give customers business intelligence. This information can be accessed by our customers via a Web browser or mobile application as well as be sent to customers by email, an XML feed or Web services.

Our SaaS solutions are deployed using a multi-tenant architecture that scales rapidly to support additional new subscribers through the addition of incremental commodity processing and storage hardware. This architecture flexibility allows us to sustain high levels of uptime without degradation of system performance despite significant subscriber growth. Our existing architecture and infrastructure has been designed with sufficient capacity to meet our current and anticipated future needs.

We are standardized on Microsoft .NET frameworks and write the majority of our software in industry-standard software programming languages, such as C#. We use technologies, such as AJAX, extensively to enhance the usability, performance, and overall user experience of our solutions. Microsoft SQL Server software is deployed for our relational database management system. Apart from these and other third-party industry standard technologies, our fleet management solutions have been specifically built and upgraded by our in-house development team.

In 2013, we collected an average of 47 million data points per day. To date, we have aggregated over 52 billion data points. We analyze, cleanse and mine customer-specific data to deliver business intelligence upon which our customers can base business decisions. We also use this information to provide our customers with long-term trending, driver scoring and industry-wide competitive benchmarking.

Operations

We physically host our SaaS solutions for our customers principally in three secure third-party data centers, in Solon, Ohio, Denver, Colorado, and Dublin, Ireland. These data management facilities provide us with both physical security, including manned security 365 days a year, 24 hours a day, seven days a week, biometric access controls and systems security, including firewalls, encryption, redundant power and environmental controls. Our data centers maintained over 99.9% system uptime in 2013. We believe that our third-party hosting facilities are adequate for our current needs and that suitable additional capacity will be available as needed to accommodate planned expansion of our operations. We believe our agreements with these third-party data centers are generally consistent with competitive market terms and conditions.

Our infrastructure includes firewalls, switches, routers, load balancers, IDS/IPS and application firewalls from top-tier suppliers to serve as the networking infrastructure and high levels of security for the environment. We use rack-mounted servers to run our solutions and for content caching. We use storage area network, or SAN, hardware with fibre channel and solid-state drives at our data center locations. These SAN systems have been architected for high performance and data-loss protection, and we believe that these systems have the capacity and scalability to support our anticipated growth for the foreseeable future.

We leverage our third-party network of approximately 850 installers worldwide to install our in-vehicle devices. Upon contracting with a new customer, we dispatch the nearest installer to the customers’ place of business or a central location for installation of our in-vehicle devices. Typically, the full installation cycle is accomplished within 15 days from the date of contract. If an in-vehicle device malfunctions in the field, we also call on our installer network to replace the device.

Customers and Support

Since inception, we have maintained a consistent focus on SMBs. As of December 31, 2013, we served a large and diverse group of approximately 22,000 customers with an aggregate of over 445,000 vehicles under subscription. We serve a wide range of customers in the service and delivery industries, including plumbing, heating, construction, engineering services, transportation, electrical and various other services. Approximately two-thirds of our U.S. customers’ vehicles travel fewer than 200 miles per day and nearly 90% operate within a 50 mile radius each day. In addition, we have found that our solutions, particularly when integrated with work order management systems, provide value to larger field service organizations, including in the cable and telecommunications industries. For example, we count the regional service organizations for many cable and telecommunication companies as customers. We have low customer concentration. In 2013 and 2012, our largest customer accounted for approximately 4% and 3%, respectively, of our subscription revenue and our top 25 customers represented approximately 13% and 11%, respectively, of our subscription revenue. We measure customer satisfaction on an annual basis by surveying our customers. Based on these surveys, we believe that our overall customer satisfaction is strong.

We provide customer support as part of our subscription. Our internal teams are proactive and contact our customers by phone to help them utilize additional features of our solutions and answer questions. Additional assistance is available via phone, chat or email.

Research and Development

The responsibilities of our research and development organization include product management, product development, quality assurance and technology operations. Our research and development expenses were $11.0 million in 2013, $7.4 million in 2012, and $6.0 million in 2011. Our primary research and development organization is based in Dublin, Ireland, where the first versions of our solutions were developed. We also have research and development operations in Solon, Ohio. Based on feedback from our clients and prospects, we work to develop new functionality while enhancing and maintaining our core offering.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent, and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have a total of twenty-two patents and patents pending in the U.S. and other countries. We have two issued U.S. patents. One relates to vehicle-tracking systems, which expires on December 13, 2026. We also have one Irish patent and one European patent directed toward the same technology. The second U.S. patent concerns systems and methods for identification of frequent stop locations for fleet vehicles using GPS data. This patent expires on April 27, 2032. We have eleven pending U.S. utility patent applications. We also have five international applications filed under the Patent Cooperation Treaty, or PCT, as well as two European patent applications.

In 2011, we filed three U.S. nonprovisional patent applications. Two of these patent applications concern systems and methods for vehicle tracking using GPS data and the other patent application is directed toward providing electronic representations of vehicle routes for a fleet. In 2013, we filed two corresponding European applications based on international applications filed under the PCT directed toward the same technologies.

In 2012, we filed three U.S. nonprovisional patent applications, one of which is now a patent. Two of these patent applications are based on the two U.S. provisional patent applications that we filed in 2011; one relates to systems and methods for tracking and alerting based on GPS vehicle data and the other relates to systems and methods for analyzing vehicle and vehicle fleet performance using GPS data. In 2012, we also filed two corresponding international applications under the PCT directed toward the same technologies. The third U.S. nonprovisional patent application filed in 2012 is now granted as a patent. We also filed a corresponding international application under the PCT in 2013. The patent concerns systems and methods for identification of frequent stop locations for fleet vehicles using GPS data.

In 2013, we filed six U.S. nonprovisional patent applications. Two of the U.S. nonprovisional patent applications are based on a single provisional patent application filed in 2012. Of these two applications, one application is directed toward systems and methods for managing fleet workflow and the other application is directed toward managing driver timekeeping. We also filed two corresponding international applications under the PCT concerning the same technologies in 2013. The other four U.S. nonprovisional patent applications we filed in 2013 are directed toward systems and methods for proprietary fleet management technology.

We also license technology from third parties. We believe our license agreements for third-party software and other intellectual property are generally consistent with industry standard terms and conditions. See “Risk Factors—Risks Related to our Business—We rely on third-party software and other intellectual property to develop and provide our solutions and significant increases in licensing costs or defects in third-party software could harm our business.”

Although the protection afforded by copyright, trade secret, trademark and patent law, written agreements and common law may provide some advantages, we believe that the following factors help us to maintain a competitive advantage:

•	the technological skills of our research and development personnel;

•	frequent enhancements to our solutions; and

•	continued expansion of our proprietary technology.

We generally enter into confidentiality and other written agreements with our employees, consultants and partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and other information.

We have three registered U.S. trademarks, one registered trademark in the United Kingdom, and one registered trademark in the European Community. These trademarks relate to the Fleetmatics and SageQuest names and logo.

Competition

We compete with point-to-point solution providers as well as other companies with service offerings designed to address similar needs as our solutions. The market for fleet management solutions is highly fragmented. Some of our actual and potential competitors may enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, and larger marketing budgets, as well as greater financial, technical, and other resources.

We believe that the key competitive factors in the local services and distribution market include:

•	ease of initial setup and use;

•	product functionality, performance and reliability;

•	features that best meet the needs of SMB fleet operators;

•	business intelligence capabilities;

•	architecture scalability; and

•	cost.

We believe that our efficient customer acquisition model, business intelligence approach to fleet management, SaaS delivery model, deep domain expertise and large user base enable us to compete effectively. We believe that many of our competitors rely on up-front hardware sales to finance their operations. Their business models are a significant investment hurdle for SMB customers. Additionally, many of these competitive offerings are difficult to deploy and use and lack other features required by SMB customers.

Some of our competitors have made or may make acquisitions or enter into partnerships or other strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology, or service functionality. We expect these trends to continue as companies attempt to strengthen or maintain their market positions.

Employees

As of December 31, 2013, we had 659 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Organizational Structure

We were incorporated in Ireland on October 28, 2004 as a private limited company. Before commencing our initial public offering, a public limited company known as Fleetmatics Group PLC became the holding company of the FleetMatics group by way of a share-for-share exchange in which the shareholders of FleetMatics Group Limited exchanged their shares in FleetMatics Group Limited for identical shares in Fleetmatics Group PLC.

Our registered and principal office is located at Block C, Cookstown Court, Belgard Road, Tallaght, Dublin 24, Ireland. Our U.S. headquarters’ office is located at 1100 Winter Street, Waltham, Massachusetts and our telephone number is (781) 577-4600. We have additional offices in Rolling Meadows, Illinois, Charlotte, North Carolina, Clearwater, Florida, Tempe, Arizona and Solon, Ohio in the United States, Reading, Berkshire in the United Kingdom, Dublin, Ireland, and in Sydney, Australia.

We are a holding company and conduct substantially all of our business through our wholly-owned operating subsidiaries, FleetMatics IRL Limited, FleetMatics UK Limited, FleetMatics USA, LLC, SageQuest LLC, and Connect2Field Pty Ltd.

We have other non-operating, wholly-owned entities in our group, including FleetMatics Patents Limited, an Irish company, which holds certain group intellectual property.

Additionally, we may, from time to time, incorporate subsidiaries for specific purposes or to carry out particular functions.

The following chart shows our current corporate structure:

Taxation in Ireland

Stamp Duty

Irish stamp duty typically arises on the transfer of shares in an Irish incorporated company.

Shares Held Through DTC

A transfer of our shares effected by means of the transfer of book entry interests in DTC should not be subject to Irish stamp duty.

Shares Transferred Into or Out of DTC

A shareholder may transfer our shares into (or out of) DTC without giving rise to Irish stamp duty so long as:

(a)	there is no change in the ultimate beneficial ownership of the shares as a result of the transfer; and

(b)	the transfer into (or out of) DTC is not in contemplation of a sale of the shares by the beneficial owner to a third party.

Shares Held Outside of DTC

A transfer of our shares where any of the parties to the transfer hold the shares outside of DTC, may be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). The transferee of the shares is typically the person that is liable to pay stamp duty.

Due to the potential Irish stamp duty on transfers of our shares, we strongly recommend that shareholders hold their shares through DTC (or through a broker who holds such shares through DTC).

DTC Requirement

In order for DTC, Cede & Co. and National Securities Clearing Corporation, or NSCC, which provides clearing services for securities that are eligible for the depository and book-entry transfer services provided by DTC and registered in the name of Cede & Co., which entities are referred to collectively as the DTC Parties, to agree to provide services with respect to our ordinary shares, the Company has concluded a composition agreement with the Revenue Commissioners of Ireland under which we have assumed any obligation of paying the liability for any Irish stamp duty or similar Irish transfer or documentary tax with respect to our ordinary shares, on (a) transfers to which any of the DTC Parties is a party, or (b) which may be processed through the services of any of the DTC Parties and the DTC Parties have received confirmation from the Revenue Commissioners of Ireland that while such composition agreement remains in force, the DTC Parties shall not be liable for any Irish stamp duty with respect to our ordinary shares.

In addition, to assure the DTC Parties that they will not be liable for any Irish stamp duty or similar Irish transfer or documentary tax with respect to our ordinary shares under any circumstances (including as a result of a change in applicable law), and to make other provisions with respect to our ordinary shares required by the DTC Parties, we and Computershare Trust Company, NA., a U.S. national banking association acting as our transfer agent, or Computershare, entered into a Special Eligibility Agreement for Securities, with DTC, Cede & Co. and NSCC, or the DTC Eligibility Agreement.

The DTC Eligibility Agreement provides for certain indemnities of the DTC Parties by us and Computershare (as to which we have agreed to indemnify Computershare) and also provides that DTC may impose a global lock on our ordinary shares or otherwise limit transactions in the shares, or cause the shares to be withdrawn, and NSCC may, in its sole discretion, exclude our ordinary shares from its Continuous Net Settlement service or any other service, and any of the DTC Parties may take other restrictive measures with respect to our ordinary shares as it may deem necessary and appropriate, without any liability on the part of any of the DTC Parties, (i) at any time that it may appear to any of the DTC Parties, in any such party’s sole discretion, that to continue to hold or process transactions in our ordinary shares will give rise to any Irish stamp duty or similar Irish transfer or documentary tax liability with respect to our ordinary shares on the part of any of the DTC Parties or (ii) otherwise as the DTC’s rules or the NSCC’s rules provide.

Available Information

Our website address is http://www.fleetmatics.com. Information contained in, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual

Report on Form 10-K is an inactive textual reference. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 21 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before deciding to invest in our ordinary shares. The risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, including in the section headed “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially adversely affect our business. Any of the following risks, as well as other risks not currently known to us, could adversely affect our business, financial condition, cash flow and results of operations. In such case, the trading price of our ordinary shares could decline, and you could lose some or all of your investment.

Risks Related to Our Business

Failure to effectively and efficiently attract, sell to and retain SMB customers would adversely affect our operating results.

We primarily market and sell our solutions to SMBs. SMB customers are challenging to reach, acquire and retain in a cost-effective manner. To grow our revenue, we must add new customers, sell additional functionality to existing customers and encourage existing customers to renew their subscriptions. Selling to and retaining SMB customers is more difficult than selling to and retaining enterprise customers because SMB customers generally:

•	have high failure rates;

•	are price sensitive;

•	are difficult to reach with targeted sales campaigns;

•	have high churn rates in part because of the scale of their businesses and the ease of switching services; and

•	generate less revenue per customer and per transaction.

If we are unable to market and sell our solutions to SMBs with competitive pricing and in a cost-effective manner, our ability to grow our revenue and maintain and grow our profitability will be harmed.

We may not be able to retain and increase sales to our existing customers, which could negatively impact our financial results.

We generally license our solutions pursuant to customer agreements with an initial term of 36 months. Most agreements provide for renewal automatically for one-year intervals unless the customer elects otherwise, although our customers have no obligation to renew these agreements after their term expires. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow would be adversely affected. We track our historical data with respect to customer renewal rates, particularly by measuring the number of new subscriptions added, less the number of subscriptions terminated, divided by the total average customers during a period, which we refer to as net churn. However, we may not be able to accurately predict future trends in customer renewals and the resulting churn. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business, which is particularly common for SMB customers. A significant increase in our churn would have an adverse effect on our business, financial condition, and operating results.

A part of our growth strategy is to sell additional new features to our existing customers. Our ability to sell new features to customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to enhance existing solutions, such as integration with fuel cards and GPS navigation devices, or introduce or acquire new solutions on a timely basis to keep pace with technological developments both within our industry and in related industries such as our recent acquisition of a field service job management and scheduling application. However, we may prove unsuccessful either in developing new features or in expanding the third-party software and products with which our solutions integrate. In addition, the success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or feature. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them or better anticipates the innovation and integration opportunities in related industries, those competitors may be able to provide more effective or cheaper solutions than ours.

Another part of our growth strategy is to sell additional subscriptions to existing customers as their fleet sizes increase. We cannot be assured that our customers’ fleet sizes will continue to increase. A significant decrease in our ability to sell existing customers additional functionality or subscriptions would have an adverse effect on our business, financial condition, and operating results.

Adverse economic conditions or reduced spending on information technology solutions, particularly by small and medium-sized local service and distribution businesses, may adversely impact our revenue and profitability.

Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, particularly in Europe, but the longer the duration, the greater risks we face in operating our business. Furthermore, our solutions are designed predominately for small and medium-sized local service and distribution businesses, which frequently have limited budgets and may be more likely to be significantly affected by economic downturns and other macroeconomic factors affecting spending behavior than larger enterprises. SMB customers may choose to spend the limited funds that they have on items other than our solutions and may experience higher failure and bankruptcy rates, which would negatively affect the overall demand for our products, increase customer attrition and could cause our revenue to decline. We cannot assure you that current economic conditions, worsening economic conditions or prolonged poor economic conditions will not have a significant adverse impact on the demand for our solutions, and consequently on our results of operations and prospects.

Failure of local service and distribution businesses to adopt fleet management solutions could negatively impact our revenue.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions to our fleet management solutions. As a result, widespread acceptance and use of fleet management solutions is critical to our future revenue growth and success. If the market for fleet management solutions fails to grow or grows more slowly than we currently anticipate, demand for our solutions could be negatively affected.

Changes in customer preferences for fleet management solutions may have a disproportionately greater impact on us than if we offered multiple products and services. The market for fleet management solutions is subject to changing customer demand and trends in preferences. Some of the potential factors that could affect interest in and demand for our fleet management solutions include:

•	awareness of our brand and fleet management solutions generally;

•	the reliability of our solutions;

•	actual and perceived fuel and vehicle maintenance costs, including decreases in fuel prices;

•	assumptions regarding general mobile workforce inefficiency;

•	the price, performance, features, and availability of products and services that compete with ours;

•	our ability to maintain high levels of customer satisfaction; and

•	the rate of growth in online solutions generally.

Our dependence on various lead generation programs could adversely affect our operating results if we need to pay more for such programs or we are unable to attract new customers at the same rate.

We use a number of lead generation programs to promote our solutions. Significant increases in the pricing of one or more of our lead generation channels would increase our overall lead generation costs or cause us to choose less expensive and perhaps less effective channels. For example, a portion of our potential customers locate our website through search engines, such as Google, Bing, and Yahoo!, representing one of the most efficient means for generating cost-effective SMB customer leads. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may continue to increase in the future. As we add to or change the mix of our lead generation strategies, we may need to expand further into channels with significantly higher costs than our current programs, which could adversely affect our operating results. If we are unable to maintain effective advertising programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

If we are unable to successfully convert customer sales leads into customers on a cost-effective basis, our revenue and operating results would be adversely affected.

We generate substantially all of our revenue from the sale of subscriptions to our solutions. In order to grow, we must continue to efficiently convert customer leads, many of whom have not previously used fleet management solutions, into customers. Our Web-based sales team is the primary driver of cost-effective conversion of customer leads into customers, particularly in the case of SMB customers who are more difficult to reach with targeted sales campaigns and who tend to generate less revenue per transaction. Our Web-based sales team is able to sell our solutions to the geographically-disparate SMB market much more efficiently than a traditional field-based direct sales force. To execute our growth plan, we must continue to attract and retain highly qualified Web-based sales personnel. We may experience difficulty in hiring and retaining highly skilled Web-based sales and marketing employees. An inability to convert customer sales leads into customers on a cost-effective basis could adversely affect our revenue and operating results.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future, which could cause declines or volatility in the price of our ordinary shares.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our ordinary shares could decline substantially. The following factors, among others, could cause fluctuations in our quarterly operating results:

•	our ability to attract new customers and retain existing customers;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	our ability to introduce new features, including integration of our existing solutions with third-party software and devices;

•	the actions of our competitors, including consolidation within the industry, pricing changes or the introduction of new services;

•	our ability to effectively manage our growth;

•	our ability to successfully manage any future acquisitions of businesses, solutions, or technologies;

•	our ability to successfully sell into additional geographies utilizing our current lead generation and sales model;

•	the timing and cost of developing or acquiring technologies, services, or businesses;

•	the timing, operating costs, and capital expenditures related to the operation, maintenance, and expansion of our business;

•	service outages or security breaches and any related occurrences which could impact our reputation;

•

the impact of worldwide economic, industry, and market conditions, including disruptions in financial markets and the deterioration of the underlying economic conditions in some countries, and those conditions specific to Internet usage and online businesses;

•	trade protection measures (such as tariffs and duties) and import or export licensing requirements;

•	fluctuations in currency exchange rates;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in government regulation affecting our business.

We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

We have previously identified material weaknesses in our internal control over financial reporting, some of which had resulted in a restatement of certain statements of cash flows. While we have remediated these material weaknesses, we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the completion of our October 2012 initial public offering, we had been a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing for our October 2012 initial public offering, our independent registered public accounting firm undertook audits of our financial statements for the years ended December 31, 2010 and December 31, 2011, which were completed simultaneously. During the course of these audits, material adjustments to various accounts were necessary. These adjustments led our independent registered public accounting firm to communicate that we had material weaknesses as of December 31, 2010 and December 31, 2011. In addition, there were certain errors we identified in late 2012 in our consolidated statements of cash flows for the periods ended June 30, 2011 and 2012 and September 30, 2011 and 2012 which caused us to restate the consolidated statements of cash flows for these periods. As of December 31, 2012, the Company had remediated two previously determined material weaknesses, but it was determined that the following two material weaknesses remained:

•

we did not have sufficient formalized policies and procedures to ensure that complete and accurate, consolidated financial information was prepared and reviewed timely in accordance with U.S. GAAP; and

•	we lacked sufficient and timely formalized monthly, quarterly and annual financial data reviews and analysis.

During the year ended December 31, 2013, we undertook efforts to remediate these remaining material weaknesses. Our efforts consisted of the following:

•

Implementation of Formalized Policies and Procedures – We have implemented a more structured monthly and quarterly close process to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including, but not limited to, those regarding proper financial statement classification, share-based compensation, and recognition of accruals. We have formalized and documented our consolidation and financial reporting policies and procedures as well as created a uniform set of standards and guidelines for our finance and accounting personnel across all of our subsidiaries, as well as at the consolidated level, and have added personnel with the appropriate experience to facilitate these processes. This approach has led to a more streamlined and consistent reporting process across all of our subsidiaries, as well as at the consolidated level, for both quarterly and year-end reporting. Further, we have formalized the development of policies and procedures memoranda across key accounting areas. This has enabled financial personnel to obtain information on our most important processes quickly and accurately, assisting in the overall result of consistency across all subsidiaries. Finally, we have begun the process of implementing additional functionality with our upgraded accounting system that will further enhance our ability to maintain the improved financial close process across all subsidiaries of the Company, as well as the consolidated level. Furthermore, our upgraded accounting system will enable consistent financial reporting across all subsidiaries as the business continues to grow.

•

Implementation of Financial Data Reviews – As a result of the additional employees added to the finance function, as well as the implementation of certain functionality of our upgraded general ledger system, we are able to process period end financial information on a more timely and predictable timeline. This has allowed for greater lead times between consolidation and reporting of financial information, which has provided, and will continue to provide, additional time for the review and analysis of monthly, quarterly and annual financial data and information. Further, as our improved processing of information has been in place for a period of time as of December 31, 2013, we have accumulated an ample quantity of cycles whereby such processing was in place, providing support for our conclusion that the controls noted herein were operating effectively as of December 31, 2013.

While our remediation efforts on the previously identified material weaknesses are complete, we continue to ensure that such controls are operating effectively, and in those efforts are supported by confirmation and testing by management, as well as the active oversight of the Audit Committee. While we feel that we have remediated the remaining two material weaknesses noted above, and that the related controls are operating effectively, we continue to seek improvements to enhance our control environment, and to identify other potential areas of improvements of the design of the controls already in place. The identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis.

We are migrating to a new accounting system and, if this new system proves ineffective, we may be unable to timely or accurately prepare financial reports.

We are in the process of upgrading our accounting systems to provide us with the necessary accounting controls needed for our financial reporting requirements as a public company. Any problems or delays associated with the implementation of our new and enhanced accounting platform or the failure to complete such implementation on a timely basis could adversely affect our ability to report financial information as our company grows, including the filing of our quarterly or annual reports with the SEC on a timely and accurate basis. After converting from prior systems and processes, we may discover data integrity problems or other issues that, if not corrected, could impact our business or financial results.

We have an accumulated deficit and may not be able to sustain profitability, which may negatively impact our ability to achieve our business objectives.

We reported net income of $30.5 million for 2013, $5.4 million for 2012, and $2.9 million for 2011. We cannot predict if we will be able to sustain profitability. We expect to continue making significant expenditures to develop and expand our business. In addition, as a public company, we will continue to incur additional significant accounting, legal and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to sustain profitability. The recent growth in our revenue and customer base may not be sustainable, and we may not generate sufficient revenue to sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to sustain profitability and the failure to fund our capital requirements may negatively impact our ability to achieve our business objectives.

The market in which we participate is highly fragmented and competitive, with low barriers to entry. If we do not compete effectively, our operating results may be harmed.

The market for fleet management solutions is highly fragmented, consisting of a significant number of vendors, competitive and rapidly changing, with relatively low barriers to entry. Competition in our market is based primarily on the level of difficulty in installing, using and maintaining solutions, total cost of ownership, product performance, functionality, interoperability, brand and reputation, distribution channels, industries and the financial resources of the vendor. We expect competition to intensify in the future with the introduction of new technologies and market entrants. Mobile service and software providers, such as Google and makers of GPS navigation devices, such as Garmin, provide limited services at lower prices or no charge, such as basic GPS-based mapping, tracking and turn-by-turn directions that could be expanded or further developed to more directly compete with our solutions. We primarily compete with Teletrac, a Trafficmaster Plc Company, and Trimble Navigation Limited, and, to a lesser extent, other companies. Competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would likely cause serious harm to our operating results.

Industry consolidation may result in increased competition, which could result in a loss of customers or a reduction in revenue.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer more comprehensive services than they individually had offered or achieve greater economies of scale. In addition, new entrants not currently considered to be competitors may enter our market through acquisitions, partnerships or strategic relationships. For example, CalAmp Corp., our primary supplier of in-vehicle devices, previously announced the acquisition of Wireless Matrix Corporation, which offers fleet management applications and FleetCor, one of our fuel card providers, who recently acquired NexTraq, which offers fleet management applications. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the potential entrants, particularly those providing enterprise-level solutions and those who historically focused on the long-haul industry, may have competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. The companies resulting from combinations or that expand or vertically integrate their business to include the SMB market that we address may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of our customers or a reduction in our revenue.

Our inability to adapt to rapid technological change in our industry and related industries could impair our ability to remain competitive and adversely affect our results of operations.

The industry in which we compete and related industries are characterized by rapid technological change, frequent introductions of new products and evolving industry standards. In addition to the fleet management solutions industry, we are subject to changes in the automotive, mobile handset, GPS navigation device and work flow software industries. As the technology used in each of these industries evolves, we will face new integration and competition challenges. For example, as automobile manufacturers evolve in-vehicle technology, GPS tracking devices may become standard equipment and compete against our solutions. Furthermore, major gains in fuel efficiency may lead to a relative decrease in the demonstrable return on investment of our solutions perceived by our customers. If we are unable to adapt to rapid technological change, it could adversely affect our results of operations and our ability to remain competitive.

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses and our business could be harmed.

The fleet management and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patent portfolio may provide little or no deterrence.

On January 2, 2014, we were sued by GPNE Corp. in a patent-infringement case (GPNE Corp. v. FleetMatics USA, LLC, Civil Action No. 13-2049 (LPS)) (United States District Court for the District of Delaware). The complaint asserts infringement of U.S. Patent No. 7,555,267 entitled “Network Communication System Wherein a Node Obtains Resources For Transmitting Data By Transmitting Two Reservation Requests” and U.S. Patent No. 8,086,240 entitled “Data Communications Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include a Count Value And Termination Indication Information.” GPNE Corp. is seeking damages rather than an injunction. As this matter is in its early stages, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

We cannot assure you that we will prevail in any current or future intellectual property infringement or other litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays, or require us to enter into royalty or licensing agreements. In addition, we could be obligated to indemnify our customers against third parties’ claims of intellectual property infringement based on our solutions. If our solutions violate any third-party intellectual property rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our solutions from the market could harm our business, financial condition and operating results.

In addition, we incorporate open source software into our platform. Given the nature of open source software, third parties might assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or courts of other jurisdictions, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions, to discontinue sales of our solutions, or to release our proprietary software source code under the terms of an open source license, any of which could adversely affect our business.

If we are unable to protect our intellectual property and proprietary technologies, our business may be adversely affected.

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights, all of which provide only limited protection and may not currently or in the future provide us with a competitive advantage. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We have two issued U.S. patents, eleven pending U.S. patent applications, and three registered U.S. trademarks. We have one Irish patent and one European patent. We also have five pending international patent applications filed under the Patent Cooperation Treaty and two European patent applications. We have one registered trademark in the U.K. and one registered trademark in the European Community. We cannot assure you that any patents or trademarks will issue from any of our pending or future patent or trademark applications, that any patents or trademarks that issue from such applications will give us the protection that we seek, or that any such patents or trademarks will not be challenged, invalidated, or circumvented. Any patents or trademarks that may issue in the future from our pending or future patent and trademark applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

We cannot assure you that the steps we take will be adequate to protect our technologies and intellectual property, our patent and trademark applications will lead to issued patents or registered trademarks, others will not develop or patent similar or superior technologies or solutions, or that our patents, trademarks, and other intellectual property will not be challenged, invalidated, or circumvented by others. Furthermore, effective patent, trademark, copyright, and trade secret protection may not be available in every country in which our solutions are available or where we have employees or independent contractors. In addition, the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

The steps we have taken and will take may not prevent unauthorized use, reverse engineering, or misappropriation of our technologies and we may not be able to detect any of the foregoing. Others may independently develop technologies that infringe on our intellectual property rights. Defending and enforcing our intellectual property rights may result in litigation, which can be costly and divert management attention and resources. Any such litigation may not be successful even if such rights have been infringed, and an adverse decision could limit the scope of such rights. If our efforts to protect our technologies and intellectual property are inadequate, the value of our intangible assets may be diminished and competitors may be able to replicate our solutions and methods of operations. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

We depend in part on confidentiality agreements that may not adequately protect our trade secrets and proprietary information, which could adversely affect our business.

We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, and advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or develop similar technologies and processes, and, in either event we would not be able to assert trade secret rights. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights, and failure or inability to obtain or maintain trade secret protection or otherwise protect our intellectual property rights could adversely affect our business.

We rely on third-party software and other intellectual property to develop and provide our solutions and significant increases in licensing costs or defects in third-party software could harm our business.

We rely on software and other intellectual property licensed from third parties to develop and offer our solutions, including mapping software and data from Google to provide solutions to our customers. In addition, we may need to obtain future licenses from third parties to use software or other intellectual property associated with our solutions. We cannot assure you that these licenses will be available to us on acceptable terms, without significant price increases or at all. Any loss of the right to use any such software or other intellectual property required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions, which could harm our business.

Our solutions integrate with third-party technologies and if our solutions become incompatible with these technologies, our solutions would lose functionality and our customer acquisition and retention could be adversely affected.

Our solutions integrate with third-party software and devices to allow our solutions to perform key functions. For example, we offer integration with work flow software products, such as ARRIS Solutions, Garmin GPS navigation devices and fuel card providers such as FleetCor, among others. Although to date this integration has been accomplished using open software interfaces and simple physical linkages, we cannot guarantee that this ease of integration will continue or that we will be able to integrate with other products as easily or without additional cost. Our field service application integrates with MYOB, Quicken, Xero, Saasu and KashFlow, and we plan to add others over time. Errors, viruses or bugs may be present in third-party software that our customers use in conjunction with our solutions. Changes to third-party software that our customers use in conjunction with our solutions could also render our solutions inoperable. Customers may conclude that our software is the cause of these errors, bugs or viruses and terminate their subscriptions. The inability to easily integrate with, or any defects in, any third-party software could result in increased costs, or in delays in software releases or updates to our products until such issues have been resolved, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects and could damage our reputation.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees to 659 at December 31, 2013 from 476 at December 31, 2012, 408 at December 31, 2011, 290 at December 31, 2010 and 187 at December 31, 2009. Our subscription revenue increased to $177.4 million in 2013 from $127.5 million in 2012, $92.3 million in 2011, $64.7 million in 2010, and $46.1 million in 2009. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

The loss of one or more of our key personnel, or our failure to attract, train and retain other highly qualified personnel, could harm our business.

We depend on the continued service and performance of our key personnel, including our senior management. In addition, the sales and customer service-driven focus of our business and employees is vital to our growth plan. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract and train new personnel, or fail to retain, focus and motivate our current personnel, our business and growth prospects could be severely harmed.

We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in dilution to our shareholders, and consume resources that are necessary to sustain our business.

We may in the future acquire complementary products, services, technologies, or businesses, such as we did with the acquisition of Connect2Field in August 2013, which provided us a field service job management and scheduling application which we intend to integrate as part of our fleet management system as well as continue to make available on a stand-alone basis. We also may enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition, investment, or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily adapted to be compatible with ours, or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our shareholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay or that may place burdensome restrictions on our operations;

•	incur large charges or substantial liabilities; or

•	become subject to adverse tax consequences, or substantial depreciation, deferred compensation or other acquisition-related accounting charges.

Any of these risks could harm our business and operating results.

We face many risks associated with our plans to expand internationally, which could harm our business, financial condition, and operating results.

We anticipate that our efforts to expand internationally will entail the marketing and advertising of our solutions and brand. While our software and websites are designed for ease of localization, we do not have substantial experience localizing our website and software into foreign languages. We also do not have substantial experience in selling our solutions in international markets outside of the U.S., Canada, the U.K. and Ireland or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so. We may not succeed in these efforts or achieve our customer acquisition or other goals. In some international markets, customer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional subscription model to provide fleet management solutions to customers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current instability in the eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

In addition, conducting expanded international operations subjects us to new risks that we have not generally faced in our current markets. These risks include:

•	localization of our solutions, including the addition of foreign languages and adaptation to new local practices and regulatory requirements;

•	lack of experience in other geographic markets;

•	strong local competitors;

•	the cost and burden of complying with, lack of familiarity with, and unexpected changes in, foreign legal and regulatory requirements;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates or restrictions on foreign currency;

•	potentially adverse tax consequences, including the complexities of transfer pricing, value added or other tax systems, double taxation and restrictions and/or taxes on the repatriation of earnings;

•	dependence on third parties, including commercial partners with whom we do not have extensive experience;

•	increased financial accounting and reporting burdens and complexities;

•	political, social, and economic instability, terrorist attacks, and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Our software contains encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, including restrictions on future export activities, which could harm our business and operating results. Regulatory restrictions could impair our access to technologies needed to improve our solutions and may also limit or reduce the demand for our solutions outside of the U.S.

Our solutions rely on cellular and GPS networks and any disruption, failure or increase in costs could impede our profitability and harm our financial results.

Two critical links in our current solutions are between in-vehicle devices and GPS satellites and between in-vehicle devices and cellular networks, which allow us to obtain location data and transmit it to our system. Increases in the fees charged by cellular carriers for data transmission or changes in the cellular networks, such as a cellular carrier discontinuing support of the network currently used by our in-vehicle devices, requiring retrofitting of our in-vehicle devices could increase our costs and impact our profitability. We have initiated activities to migrate new installations to the next generation of cellular network compatibility in order to maximize expected useful life of our in-vehicle devices, however, cellular carriers could in the future migrate allotted bandwidth from one network to another. Also, while we have included the ability to store GPS data in our in-vehicle devices in case of temporary cellular network connectivity failure, widespread disruptions or extended failures of the cellular networks would adversely affect our solutions’ functionality and utility and harm our financial results. Our field service job management and scheduling application utilizes the field worker’s smartphone and communicates over their cellular networks.

GPS is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage and it is not certain that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period. In addition, technologies that rely on GPS depend on the use of radio frequency bands and any modification of the permitted uses of these bands may adversely affect the functionality of GPS and, in turn, our solutions. The satellites and their ground control and monitoring stations are maintained and operated by the U.S. Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals, but we cannot assure you that they will not do so in the future.

Evolving regulation and changes in applicable laws relating to the Internet and data privacy may increase our expenditures related to compliance efforts or otherwise limit the solutions we can offer, which may harm our business and adversely affect our financial condition.

As Internet commerce continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet is a critical component of our SaaS business model. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

Our solutions and products enable us to collect, manage and store a wide range of data related to fleet management such as vehicle location and fuel usage, speed and mileage and, in the case of our field service application, includes customer information, job data, schedule and invoice information. A valuable component of our solutions is our ability to analyze this data to present the user with actionable business intelligence. We obtain our data from a variety of sources, including our customers and third-party providers. We cannot assure you that the data we require for our proprietary data sets will be available from these sources in the future or that the cost of such data will not increase. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Moreover, if future laws and regulations limit our clients’ ability to use and share this data or our ability to store, process and share data with our clients over the Internet, demand for our solution could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

Our software may contain undetected errors, defects or software errors, which could result in damage to our reputation or harm to our operating results.

We warrant that our software will be free of defects for various periods of time. We must update our solutions quickly to keep pace with the rapidly changing market and the third-party software and devices with which our solutions integrate, and we have a history of frequently introducing new versions. Our solutions could contain undetected errors or defects, especially when first introduced or when new versions are released. In general, our software may not be free from errors or defects, which could result in damage to our reputation or harm to our operating results.

Any significant disruption in service on our websites or in our computer systems could damage our reputation and result in a loss of customers, which would harm our business and operating results.

Our brand, reputation, and ability to attract, retain, and serve our customers are dependent upon the reliable performance of our service and our customers’ ability to access our solutions at all times. Our customers rely on our solutions to make operating decisions related to their fleet, as well as to measure, store and analyze valuable data regarding their businesses. Our solutions are vulnerable to interruption and our data centers are vulnerable to damage or interruption from human error, intentional bad acts, computer viruses or hackers, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could limit our customers’ ability to access our solutions. Prolonged delays or unforeseen difficulties in connection with adding capacity or upgrading our network architecture may cause our service quality to suffer. Any event that significantly disrupts our service or exposes our data to misuse could damage our reputation and harm our business and operating results, including reducing our revenue, causing us to issue credits to customers, subjecting us to potential liability, harming our churn rates, or increasing our cost of acquiring new customers.

We host our solutions and serve all of our customers from our network servers, which are principally located at third-party data center facilities in the Cleveland, Ohio, Denver, Colorado and Dublin, Ireland areas. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Our disaster recovery systems are located at our third-party hosting facilities. While we are increasing redundancy, our systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our disaster recovery systems are irreparably damaged or destroyed, we would experience interruptions in access to our products. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our solutions could harm our reputation and may damage our data. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our churn rates.

We provide minimum service level commitments to certain of our customers, and our failure to meet them could cause us to issue credits for future subscriptions or pay penalties, which could harm our results of operations.

Certain of our customer agreements currently, and may in the future, provide minimum service level commitments regarding items such as uptime, functionality or performance. If we are unable to meet the stated service level commitments for these customers or suffer extended periods of service unavailability, we are or may be contractually obligated to provide these customers with credits for future subscriptions, provide services at no cost or pay other penalties, which could adversely impact our revenue. We do not currently have any reserves on our balance sheet for these commitments.

We are exposed to fluctuations in currency exchange rates, which could expose us to losses.

A significant portion of our business is conducted outside the U.S., and as such, we face exposure to movements in non-U.S. currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Fluctuation in currency exchange rates impacts our operating results. Currently, we do not actively hedge against these exposures. We intend to hedge only against those currency exposures associated with certain assets and liabilities denominated in non-functional currencies, which will be intended to offset the impact of currency exchange rate fluctuations on certain non-functional currency assets and liabilities. Our future attempts to hedge against these risks could be unsuccessful and expose us to losses.

Changes in our effective tax rate may reduce our net income in future periods.

While we believe that our organization as an Irish entity should improve our ability to maintain a competitive worldwide effective corporate tax rate, we cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. In general, under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Trading income of an Irish resident company is generally taxable at the Irish corporation tax rate of 12.5%. Non-trading income of an Irish resident company (e.g., interest income, rental income, dividends or other passive income) is taxable at a rate of 25%. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become tax resident in a jurisdiction other than Ireland. Should we cease to be an Irish tax resident, we may be subject to a charge to Irish capital gains tax as a result of a deemed disposal of our assets. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of Ireland, the U.S. and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	increases in expense not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	challenges to the transfer pricing policies related to our structure.

Our tax position could be adversely impacted by changes in tax rates generally, tax laws, tax treaties or tax regulations or changes in the interpretation of such laws, treaties or regulations by the tax authorities in Ireland, the U.S. and other jurisdictions.

Such changes may be more likely or become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. For example, Ireland has suffered from the consequences of worldwide adverse economic conditions and the credit ratings on its debt have been downgraded. Such changes could cause a material and adverse change in our worldwide effective tax rate and we may have to take action, at potentially significant expense, to seek to mitigate the effect of such changes. In addition, any amendments to the current double taxation treaties between Ireland and other jurisdictions, including the U.S., could subject us to increased taxation. In the normal course of business, we are subject to examination by various taxing authorities in the United States, Ireland and the United Kingdom. As of December 31, 2013, we remain subject to examination in the United States for tax years 2010 through 2013, in Ireland for tax years 2009 through 2013, and in the United Kingdom for tax years 2012 and 2013.

Failure to manage the risks associated with such changes, or misinterpretation of the laws relating to taxation, could result in increased charges, financial loss, including penalties, and reputational damage and materially and adversely affect our results, financial condition and prospects.

Increases in credit card processing fees would increase our operating expenses and adversely affect our operating results.

A majority of our customers purchase our solutions with credit cards and electronic funds transfers, and our business depends upon our ability to offer credit card payment options, which we offer using third-party processing services. We cannot assure you that credit card issuers will not increase their credit card processing fees, which could in turn lead to increases in the fees charged by our third-party processors. In addition, our third-party processors, like any credit card issuer, could increase their credit card processing fees if we experience excessive chargebacks or for other reasons. Given the percentage of our revenue received from credit card purchases, any increase in processing fees could adversely affect our business and operating results.

If we are unable to detect and prevent unauthorized use of credit cards and bank account numbers, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our solutions.

We rely on third-party encryption and authentication technology to provide secure transmission of confidential information over the Internet, including customer credit card and bank account numbers. Advances in technological capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the technology we use to protect sensitive transaction data. If any such compromise of our security, or the security of our customers, were to occur, it could result in misappropriation of proprietary information or interruptions in operations and have an adverse impact on our reputation or the reputation of our customers. If we are unable to detect and prevent unauthorized use of credit cards and bank account numbers, our business could suffer.

Our operating results may be harmed if we are required to collect sales, services or other related taxes for our solutions in jurisdictions where we have not historically done so.

We do not believe that we are required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more countries or states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our solutions could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each country and each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe sales and use taxes apply in a particular jurisdiction, voluntarily engage tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we presently believe sales and use taxes are not due. We reserve estimated sales and use taxes on our financial statements but we cannot be certain that we have made sufficient reserves to cover taxes.

Providers of goods or services are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our solutions, we may be liable for past taxes in addition to being required to collect sales or similar taxes in respect of our solutions going forward. Liability for past taxes may also include very substantial interest and penalty charges. Our client contracts provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our clients do not reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our solutions going forward will effectively increase the cost of such solutions to our clients.

Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Furthermore, legislative proposals have been introduced in Congress that would provide states with additional authority to impose such taxes. Accordingly, it is possible that either federal or state legislative changes may require us to collect additional sales and similar taxes from our clients in the future.

Risk Related to Ownership of Ordinary Shares

Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our business could reduce our ability to compete successfully.

We anticipate that our available funds will be sufficient to meet our cash needs for at least the next 12 months. We may, however, need, or could elect to seek, additional financing at any time. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. If we need to raise additional funds, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our ordinary shares could decline. If we engage in additional debt financing, we may be required to accept terms that further restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios and limit the operating flexibility of our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our solutions;

•	continue to expand our development, sales, and marketing teams;

•	acquire complementary technologies, products, or businesses;

•	expand our operations in the U.S. or internationally;

•	hire, train, and retain employees;

•	respond to competitive pressures or unanticipated working capital requirements; or

•	continue our operations.

Our share price has been volatile and may be volatile in the future, which could result in substantial losses for investors in our ordinary shares.

Our ordinary shares were sold to the public in our October 2012 initial public offering at $17.00 per share, and as of February 28, 2014, our ordinary shares have subsequently traded as high as $52.28 per share and as low as $19.20 per share. Market prices for securities of companies like ours have historically been particularly volatile in response to various factors, some of which are beyond our control. As a result of this volatility, you may not be able to sell your ordinary shares at or above the public offering price in this offering. Some of the factors that may cause the market price for our ordinary shares to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	actual or anticipated fluctuations in our key operating metrics, financial condition, and operating results;

•	loss of existing customers or inability to attract new customers;

•	actual or anticipated changes in our growth rate;

•	announcements of technological innovations or new offerings by us or our competitors;

•	our announcement of actual results for a fiscal period that are lower than projected or expected or our announcement of revenue or earnings guidance that is lower than expected;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our solutions to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products or services, contracts, acquisitions, or strategic alliances;

•	regulatory developments in the U.S. or other countries;

•	actual or threatened litigation involving us or our industry;

•	additions or departures of key personnel;

•	general perception of the future of the fleet management market or our solutions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	further issuances of ordinary shares by us;

•	sales of ordinary shares by our shareholders;

•	repurchases of ordinary shares; and

•	changes in general economic, industry, and market conditions.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition. In addition, recent fluctuations in the financial and capital markets have resulted in volatility in securities prices.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our shares adversely, our share price and trading volume could decline.

The trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of our company, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our shares adversely, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any of the analysts who may cover us were to cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 for an extended period of time, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, although if the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of any June 30 before that time and in certain other circumstances, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares. The market value of our ordinary shares as of December 31, 2013 was $43.25 per ordinary share.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are electing to not take advantage of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

As a result of the loss of our foreign private issuer status, we are now required to comply with the Exchange Act’s domestic reporting regime, which will cause us to incur significant legal, accounting and other expenses.

As of June 30, 2013, we determined that we no longer qualify as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act, which means that we are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers as of January 1, 2014. As of January 1, 2014, we have been required to comply with the Exchange Act reporting and other requirements applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We will have been required to make changes in our corporate governance practices in accordance with various SEC and New York Stock Exchange rules. In addition, our officers and directors are no longer exempt from the reporting and “short-swing” profit recovery provisions of

Section 16 of the Exchange Act and related rules with respect to their purchase and sales of our securities. As a result of such compliance, the regulatory and compliance costs to us under U.S. securities laws may be significantly higher than the cost we would incur as a foreign private issuer and therefore, we expect that the loss of foreign private issuer status will increase our legal and financial compliance costs and would make some activities highly time consuming and costly. We also expect that compliance with the rules and regulations applicable to U.S. domestic issuers, it will make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

We do not currently intend to pay dividends on our ordinary shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our ordinary shares.

We have never declared or paid any cash dividends on our ordinary shares and do not intend to do so for the foreseeable future. We currently intend to retain all available funds and any future earnings to support the operation of, and to finance the growth and development of, our business. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to compliance with applicable laws (including the Irish Companies Acts which require Irish companies to have “profits available for distribution” before they can pay dividends) and covenants under current or future credit facilities, which may restrict or limit our ability to pay dividends and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. As a result, a return on your investment may only occur if our share price appreciates.

Provisions contained in our articles of association, as well as provisions of Irish law, could impair a takeover attempt.

Our articles of association and certain provisions of the Irish Companies Acts contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our Board of Directors. In addition, our articles of association provide that our Board of Directors is divided into three classes, class I, class II and class III, with each class serving three-year staggered terms so that only one third of our Board of Directors will be subject to re-election in any one year.

There are a number of mechanisms for acquiring an Irish public limited company, including a court-approved scheme of arrangement under the Irish Companies Acts, through a tender offer by a third party and by way of a merger with a company incorporated in the European Economic Area under the European Communities (Cross-Border Mergers) Regulations 2008. Each method requires shareholder approval or acceptance and different thresholds apply.

In addition, we are subject to the Irish Takeover Rules, which will govern a takeover or attempted takeover of the company by means of a court-approved scheme of arrangement or a tender offer. These Rules contain detailed provisions for takeovers including as to disclosure, dealing and timetable.

The Irish Takeover Rules could discourage an investor from acquiring 30% or more of the outstanding ordinary shares of the company unless such investor was prepared to make a bid to acquire all outstanding ordinary shares.

Our Board of Directors may be limited by the Irish Takeover Rules in its ability to defend an unsolicited takeover attempt.

We are subject to the Irish Takeover Rules, under which we will not be permitted to take certain actions which might “frustrate” an offer for our ordinary shares once our Board of Directors has received an offer, or has reason to believe an offer is or may be imminent, without the approval of more than 50% of shareholders entitled to vote at a general meeting of our shareholders and/or the consent of the Irish Takeover Panel. This could limit the ability of our Board of Directors to take defensive actions even if it believes that such defensive actions would be in the best interests of our company and shareholders.

Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

As an Irish company, we are governed by Irish law, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or other officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of Fleetmatics Group PLC shares may have more difficulty protecting their interests than would holders of shares of a corporation incorporated in a jurisdiction of the U.S.

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation and these differences may make our ordinary shares less attractive to investors.

We are incorporated under Irish law and, therefore, certain of the rights of holders of our shares are governed by Irish law, including the provisions of the Irish Companies Acts, and by our articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations and these differences may make our ordinary shares less attractive to investors. The principal differences include the following:

•	under Irish law, dividends may only be declared if we have, on an individual entity basis, profits available for distribution, within the meaning of the Irish Companies Acts;

•

under Irish law, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of shares. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise. Pre-emption rights may be disapplied under Irish law for renewable five year periods by Irish companies by way of a provision in their articles of association or special resolution of their shareholders, which is an option we availed ourselves of prior to our initial public offering;

•

under Irish law, certain matters require the approval of shareholders holding 75% or more of the voting share capital at the general meeting, including amendments to our articles of association. This may make it more difficult for us to complete corporate transactions deemed advisable by our Board of Directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions;

•

under Irish law, a bidder seeking to acquire us would need, on a tender offer, to receive shareholder acceptance in respect of 80% of our outstanding shares. If this 80% threshold is not achieved in the offer, under Irish law, the bidder cannot complete a “second step merger” to obtain 100% control of us. Accordingly, tender of 80% of our outstanding shares is likely to be a condition in a tender offer to acquire us, not 50% as is more common in tender offers for corporations organized under U.S. law; and

•

under Irish law, shareholders may be required to disclose information regarding their equity interests upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on the transfer of the shares, as well as restrictions on voting, dividends and other payments. Comparable provisions generally do not exist under U.S. law.

A future transfer of your ordinary shares, other than one effected by means of the transfer of book entry interests in DTC, may be subject to Irish stamp duty.

Transfers of ordinary shares effected by means of the transfer of book entry interests in the Depositary Trust Company, or DTC, should not be subject to Irish stamp duty. It is anticipated that the majority of ordinary shares will be traded through DTC, either directly or through brokers who hold such ordinary shares on behalf of customers through DTC. However, if you hold your ordinary shares directly rather than beneficially through DTC (or through a broker that holds your ordinary shares through DTC), any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the ordinary shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty to arise could adversely affect the price of our ordinary shares.

U.S. Holders of our shares could be subject to material adverse tax consequences if we are considered a “passive foreign investment company” for U.S. federal income tax purposes.

We do not believe that we are a passive foreign investment company, and we do not expect to become a passive foreign investment company. However, our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a passive foreign investment company for the current taxable year or any future taxable year. If we were a passive foreign investment company while a taxable U.S. holder held our shares, such U.S. holder would generally be subject to an interest charge on any deferred taxation and any “excess distributions” and gain upon the sale of our stock would generally be taxed as ordinary income to such U.S. holder.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our registered and principal office is located at Block C, Cookstown Court, Belgard Road, Tallaght, Dublin 24, Ireland. Our U.S. headquarters’ office is located in Waltham, Massachusetts. We own no real estate. We have a lease for 27,589 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through November 2018. We lease approximately 31,200 square feet of office and warehouse space in Solon, Ohio under operating leases that expire in November 2017. We lease office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Tempe, Arizona and Atlanta, Georgia, and Sydney, Australia for our sales teams and Reading, Berkshire in the United Kingdom for a customer care center under lease agreements that expire at various dates through 2019.

Item 3.	Legal Proceedings

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive notification alleging infringement of patent or other intellectual property rights. The Company is not a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation, that, in its opinion, would have a material adverse effect on its business or its consolidated financial position, results of operations or cash flows should such litigation be resolved unfavorably. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On January 2, 2014, we were sued by GPNE Corp. in a patent-infringement case (GPNE Corp. v. FleetMatics USA, LLC, Civil Action No. 13-2049 (LPS)) (United States District Court for the District of Delaware). The complaint alleges that we have infringed U.S. Patent No. 7,555,267 entitled “Network Communication System Wherein a Node Obtains Resources For Transmitting Data By Transmitting Two Reservation Requests” and U.S. Patent No. 8,086,240 entitled “Data Communications Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include a Count Value And Termination Indication Information.” GPNE Corp. is seeking damages rather than an injunction. As this matter is in its early stages, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On August 14, 2012, a putative class action complaint was filed in the Sixth Judicial Circuit in Pinellas County, Florida, entitled U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 1200-9933 CI-20. We removed the case to the United States District Court for the Middle District of Florida on September 13, 2012, U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 8:12-CV-2079. We moved to dismiss the complaint on September 20, 2012. Plaintiffs filed an amended complaint on October 4, 2012 and changed the case caption to Brevard Extraditions, Inc., d/b/a U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al. We moved to dismiss the amended complaint on October 18, 2012. The Court denied our motion to dismiss in part and granted it in part on September 27, 2013, and granted plaintiffs leave to file a second amended complaint. Plaintiffs filed a second amended complaint on October 11, 2013. The second amended complaint alleges essentially the same claims as previously alleged. On January 21, 2014, the parties executed an agreement to a settlement with class members for an aggregate of $525,000, which was subject to Court approval. On January 23, 2014, the Court issued an order granting preliminary approval of the class action settlement, conditionally certifying the settlement class, approving the form of notice to the class. In the order, the Court also set a hearing on final approval of the settlement for June 27, 2014. In the event the final settlement agreement is not approved, and, given the inherent uncertainties of litigation, we are unable to estimate a reasonably possible range of additional loss, if any, at this time, but there can be no assurance that this matter will not have a material adverse effect on our business, financial condition, operating results, and cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares have been listed and traded on the New York Stock Exchange under the symbol “FLTX” since our initial public offering. Prior to this time, there was no public market for our ordinary shares.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our ordinary shares on the New York Stock Exchange in dollars, since our initial listing on October 11, 2012:

	High	Low
2013
First Quarter	$27.20	$23.31
Second Quarter	$33.99	$22.28
Third Quarter	$51.13	$31.91
Fourth Quarter	$43.25	$30.98
2012
Fourth Quarter	$25.16	$19.63

On February 28, 2014, the last reported sale price for our ordinary shares on the New York Stock Exchange was $36.95 per ordinary share.

Dividend Policy

Fleetmatics currently intends to retain any earnings for its use in its business. We have not paid any cash dividends on our ordinary shares in the last two completed fiscal years and do not currently anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

Stockholders

As of February 28, 2014, there were approximately 7 holders of record of Fleetmatics’ ordinary shares.

Stock Performance Graph

The following chart compares the total stockholder return on a cumulative basis of $100 invested in Fleetmatics’ ordinary shares for the period from our initial listing on October 9, 2012 through December 31, 2013 to the Nasdaq Composite Index and the S&P 500 Index, over the same period. The chart assumed the reinvestment of dividends, if any. The graph assumes our closing sales price on October 9, 2012 of $21.90 per share as the initial value of our ordinary shares and not the initial offering price to the public of $17.00 per share.

	10/5/12	10/31/12	11/30/12	12/31/12	1/31/13	2/28/13	3/31/13	4/30/13	5/31/13	6/30/13	7/31/13	8/31/13	9/30/13	10/31/13	11/30/13	12/31/13
Fleetmatics Group PLC	100.0	97.26	97.67	112.83	112.42	106.50	108.74	105.25	133.21	149.01	168.88	221.75	168.39	142.38	173.54	193.95
Nasdaq Composite Index	100.0	96.73	97.29	98.17	103.26	104.66	108.59	110.68	113.27	111.75	117.43	114.03	117.61	123.01	126.76	129.97
S&P 500 Index	100.0	94.97	96.29	96.88	100.84	101.59	105.13	107.17	111.47	109.89	117.18	116.22	122.19	127.07	131.89	135.81

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act.

Equity Compensation Plan Information

Please see Part III, Item 11 for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Public Offering of Ordinary Shares

On October 4, 2012, our registration statement on Form F-1 (File No. 333-183441) was declared effective for our initial public offering. On October 11, 2012, we closed our initial public offering of 6,250,000 ordinary shares by us and 2,734,375 ordinary shares by selling shareholders at an offering price of $17.00 per share. The managing underwriters of the offering were Barclays Capital Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. As a result of the offering we received net proceeds of approximately $93.3 million, after deducting total expenses of approximately $12.9 million, consisting of underwriting discounts and commissions of $7.4 million and offering-related expenses reasonably estimated to be $5.5 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates. We received no proceeds from the sale of ordinary shares by the selling shareholders.

We have used $8.3 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

On July 25, 2013, our registration statement on Form F-1 (File No. 333-189699) was declared effective for a secondary public offering. On July 30, 2013, we closed this secondary public offering of 1,000,000 ordinary shares by us and 9,925,000 ordinary shares by selling shareholders at an offering price of $33.00 per share. The managing underwriters of the offering were Barclays Capital Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Following the sale of the shares in connection with the closing of our secondary public offering, the offering terminated. As a result of the offering we received net proceeds of approximately $32.1 million, after deducting underwriting discounts and commissions and offering-related expenses paid by the Company. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates. We received no proceeds from the sale of ordinary shares by the selling shareholders.

We have used $6.9 million of the net proceeds from the July 2013 secondary public offering to fund our acquisition of Connect2Field. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectuses filed with the SEC on October 5, 2012 and July 25, 2013 pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of ordinary shares made during the year ended December 31, 2013.

Item 6.	Selected Financial Data

We derived the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in any future period and should be read in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Subscription revenue	$177,350	$127,451	$92,317	$64,690	$46,057
Cost of subscription revenue	43,858	35,507	28,631	22,941	16,161

Gross profit	133,492	91,944	63,686	41,749	29,896
Operating expenses:
Sales and marketing	56,589	41,138	33,391	20,447	16,113
Research and development	11,036	7,379	6,021	4,061	2,866
General and administrative	36,375	31,047	18,309	14,628	6,853

Total operating expenses	104,000	79,564	57,721	39,136	25,832

Income from operations	29,492	12,380	5,965	2,613	4,064
Interest income (expense), net	(1,999)	(2,075)	(2,386)	(1,012)	74
Foreign currency transaction gain (loss), net	(1,139)	(24)	155	(907)	68
Loss on extinguishment of debt	—	(934)	—	—	—
Other income (expense), net	—	(32)	—	—	—

Income before income taxes	26,354	9,315	3,734	694	4,206
Provision for (benefit from) income taxes	(4,103)	3,907	865	1,430	1,344

Net income (loss)	30,457	5,408	2,869	(736)	2,862
Accretion of redeemable convertible preferred shares to redemption value	—	(335)	(446)	(418)	(609)
Modification of redeemable convertible preferred shares	—	—	—	(6,542)	—
Net income (loss) attributable to participating securities	—	—	(2,294)	—	(873)

Net income (loss) attributable to ordinary shareholders	$30,457	$5,073	$129	$(7,696)	$1,380

Net income (loss) per share attributable to ordinary shareholders (1):
Basic	$0.85	$0.58	$0.09	$(0.77)	$0.13
Diluted	$0.82	$0.50	$0.08	$(0.77)	$0.12
Weighted average ordinary shares outstanding (1) :
Basic	35,722	8,822	1,497	10,051	10,936
Diluted	37,140	10,085	2,078	10,051	11,851

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Other Financial and Operating Data:
Total vehicles under subscription (2)	445,000	331,000	237,000	172,000	130,000
Adjusted EBITDA (3)	$56,471	$33,886	$21,748	$11,171	$10,867
Net churn (4)	7.9%	6.2%	3.2%	(1.3)%	1.4%

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash	$137,171	$100,087	$8,615	$23,054	$11,606
Working capital (deficit)(5)	131,685	88,579	(8,858)	(368)	(7,193)
Total assets	286,539	210,625	99,576	104,352	51,484
Total debt (net of discount), including capital lease obligations	24,391	24,767	17,986	16,881	—
Redeemable convertible preferred shares	—	—	130,839	130,393	37,778
Total shareholders’ equity (deficit)	201,808	121,022	(111,065)	(115,514)	(55,946)

(1)	See Note 17 to our consolidated financial statements for further details on the calculation of basic and diluted net income (loss) per share attributable to ordinary shareholders.
(2)	This metric represents the number of vehicles under subscription by our customers utilizing one or more of our software-as-a-service (“SaaS”) solutions at the end of the period presented. This number includes the number of vehicles under subscription with SageQuest before and after our acquisition of SageQuest in July 2010. Since our revenue is primarily driven by the number of vehicles under subscription to our SaaS solutions, we believe that total vehicles under subscription is an important metric to monitor.
(3)	We present Adjusted EBITDA in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before income taxes, interest income (expense), foreign currency transaction (gain) loss, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle devices owned by customers, amortization of intangible assets, share-based compensation, acquisition-related transaction costs, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, acquisition-related transaction costs, expenses incurred under our Management Services Agreement dated November 23, 2010, or Management Services Agreement, with Privia Enterprises Limited, or Privia (see “Management Discussion and Analysis —Privia Management Services Agreement”), and loss on extinguishment of debt. See “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.
(4)	We calculate our net churn for a period by dividing (i) the number of vehicles under subscription added from existing customers less vehicles under subscription lost from existing customers over that period by (ii) the total vehicles under subscription at the beginning of that period. When the number of vehicles under subscription added from existing customers exceeds the number of vehicles under subscription lost from existing customers in the period, this formula generates a positive number. SageQuest vehicles under subscription and vehicles under subscription lost are not reflected as part of the churn calculation prior to July 2010 when we acquired it.
(5)	We define working capital (deficit) as current assets less current liabilities.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before income taxes, interest income (expense), foreign currency transaction (gain) loss, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle devices owned by customers, amortization of intangible assets, share-based compensation, acquisition-related transaction costs, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, expenses incurred under our Management Services Agreement with Privia, and loss on extinguishment of debt. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable financial measure presented in accordance with GAAP.

We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short—and long-term operational plans, and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial measure used by the compensation committee of our Board of Directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest payments on our debt or any losses on the extinguishment of our debt;

•	Adjusted EBITDA does not reflect the costs of certain non-recurring litigation and settlement payments;

•	Adjusted EBITDA does not reflect certain non-recurring secondary public offering costs;

•	Adjusted EBITDA does not reflect acquisition-related transaction costs;

•	Adjusted EBITDA does not include foreign currency transaction gains and losses; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following unaudited table presents a reconciliation from net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$30,457	$5,408	$2,869	$(736)	$2,862
Provision for (benefit from) income taxes	(4,103)	3,907	865	1,430	1,344
Interest (income) expense, net	1,999	2,075	2,386	1,012	(74)
Foreign currency transaction (gain) loss, net	1,139	24	(155)	907	(68)
Depreciation and amortization of property and equipment	12,994	9,547	7,581	7,397	6,615
Amortization of capitalized in-vehicle devices owned by customers	960	668	344	36	—
Amortization of intangible assets	2,290	2,332	3,349	317	14
Share-based compensation	7,470	2,422	2,292	149	174
Secondary public offering costs	1,285	—	—	—	—
Litigation and settlements	1,609	1,216	—	—	—
Acquisition-related transaction costs	372	—	—	428	—
Management Services Agreement expense	—	5,353	2,217	231	—
Loss on extinguishment of debt	—	934	—	—	—

Adjusted EBITDA (unaudited)	$56,472	$33,886	$21,748	$11,171	$10,867

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in this Annual Report on Form 10-K. We operate in an evolving environment. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Fleetmatics is a leading global provider of fleet management solutions delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. As of December 31, 2013, we had approximately 22,000 customers who collectively deployed our solutions in over 445,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploy our solutions in 1,000 or fewer vehicles. During the year ended December 31, 2013, we collected an average of approximately 47 million data points per day from these vehicles, and we have aggregated over 52 billion data points since our inception, which we believe provides valuable information that we may consider in the development of complementary solutions and additional sources of revenue.

We were founded in 2004 in Dublin, Ireland through a combination of two fleet management companies, WebSoft Ltd. and Moviltec Ltd. Since inception, our software has been designed to be delivered as a hosted, multi-tenant offering, accessed through a Web browser utilizing broadly available in-vehicle devices to transmit vehicle and driver behavioral data to our databases over cellular networks. In July 2010, we completed the acquisition of SageQuest, Inc., or SageQuest, in exchange for a cash payment of approximately $37.0 million. Through our SageQuest branded product, we provide configurable SaaS-based fleet management solutions to customers requiring integration capabilities with third-party workflow solutions or that require advanced levels of administrative flexibility.

We derive substantially all of our revenues from subscription agreements to our solutions, which typically include the use of our SaaS fleet management solution and an in-vehicle device. We generate sales through lead-generating Web-based advertising and targeted outbound sales efforts, which we then work to convert into paying customers. Our in-vehicle devices are installed by our network of installation partners. Initial customer contracts are typically 36 months in duration with renewal automatically for one-year intervals thereafter, unless the customer elects not to renew. These contract terms provide us with a high degree of visibility into future revenue. Our customer contracts are non-cancelable, and our customers generally are billed on a monthly basis.

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional vehicle subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In 2013 and 2012, our largest customer accounted for approximately 4% and 3%, respectively, of our subscription revenue and our top 25 customers represented approximately 13% and 11%, respectively, of our subscription revenue.

As we pursue our growth strategy, we will have many opportunities and challenges. One of our key initiatives is to expand our business internationally and we expect to hire additional personnel as we pursue this expansion. We may also complete strategic acquisitions to help us expand our sales and operations internationally. We will have to address additional risks as we pursue this international expansion, including the difficulties of localizing our solutions, competing with local companies as well as the challenge of managing and staffing international operations. We also intend to explore opportunities to capitalize on the data we accumulate from our customers’ vehicles as we seek ways to monetize this valuable information. Over time, we may experience pressure on pricing as our products become more mature and as competition intensifies in various markets. Each of our strategic initiatives will require expenditure of capital and management focus and we may be unsuccessful as we execute our strategy.

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of December 31, 2013, we had approximately 445,000 vehicles under subscription, an increase of 34.4% from approximately 331,000 as of December 31, 2012, which was an increase of 39.7% from approximately 237,000 as of December 31, 2011. Our subscription revenue in 2013 grew 39.2% to $177.4 million compared to $127.5 million in 2012, an increase of 38.1% from $92.3 million in 2011. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income in 2013 of $30.5 million as compared to $5.4 million in 2012 and $2.9 million in 2011. Our Adjusted EBITDA in 2013 grew 66.7% to $56.5 million compared to $33.9 million in 2012 an increase of 55.8% from $21.7 million in 2011.

On October 11, 2012, we completed the initial public offering of our ordinary shares, which resulted in the issuance and sale of 6,250,000 ordinary shares by us and the sale of 2,734,375 ordinary shares by selling shareholders at a price of $17.00 per ordinary share. We received net proceeds from the initial public offering of $93.3 million, based upon the initial public offering price of $17.00 per ordinary share and after deducting underwriting discounts and commissions and offering costs paid by us. We received no proceeds from the sale of ordinary shares by the selling shareholders. Upon the closing of our initial public offering, all of our outstanding redeemable convertible preferred shares converted into 26,653,383 ordinary shares.

On January 31, 2013, we completed a follow-on public offering of our ordinary shares which resulted in the sale of 7,700,000 ordinary shares at a price to the public of $25.00 per share. All of the shares sold in the offering were sold by Fleetmatics Investor Holdings, L.P., the principal stockholder of the Company. In addition, certain of the existing shareholders granted the underwriters an option to purchase an additional 1,155,000 ordinary shares. Fleetmatics did not receive any proceeds from the sale of these shares. The expenses of the offering, not including the underwriting discount, were approximately $0.8 million and were payable by us.

On July 30, 2013, we completed a follow-on public offering of our ordinary shares, which resulted in the sale of 1,000,000 ordinary shares by the Company and 9,925,000 ordinary shares by other selling shareholders at a price of $33.00 per ordinary share. The Company received net proceeds from this follow-on offering of $32,060, based upon the price of $33.00 per ordinary share and after deducting underwriting discounts and commissions and offering costs paid by the Company. The Company received no proceeds from the sale of ordinary shares by the selling shareholders.

On September 23, 2013, we completed a follow-on public offering of our ordinary shares, which resulted in the sale of 5,976,443 ordinary shares by the by other selling shareholders at a price of $46.79 per ordinary share. All of the shares sold in the offering were sold by Fleetmatics Investor Holdings, L.P., the principal stockholder of the Company. In addition, certain of the existing shareholders granted the underwriters an option to purchase an additional 597,644 ordinary shares. Fleetmatics did not receive any proceeds from the sale of these shares.

Key Financial and Operating Metrics

In addition to traditional financial metrics, we monitor the ongoing operation of our business using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements.

	2013	2012	2011
Total vehicles under subscription	445,000	331,000	237,000
Adjusted EBITDA	$56,472	$33,886	$21,748
Net churn	7.9%	6.2%	3.2%

Total vehicles under subscription. This metric represents the number of vehicles managed by our customers utilizing one or more of our SaaS solutions at the end of the period. Since our revenue is primarily driven by the number of vehicles that subscribe to our SaaS solutions, we believe that total vehicles under subscription is an important metric to monitor.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus provision for (benefit from) income taxes, interest (income) expense, net, foreign currency transaction gain (loss), net, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle-devices owned by customers, amortization of intangible assets, share-based compensation, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, acquisition-related transaction costs, costs associated with our Management Services Agreement with Privia, and loss on extinguishment of debt.

We have included Adjusted EBITDA in this Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends; to prepare and approve our annual budget and to develop short—and long-term operational plans; and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. For further explanation of our management’s use of this measure, limitations of its use, and a reconciliation of our Adjusted EBITDA to our net income (loss), please see “Summary Consolidated Financial Data—Adjusted EBITDA.”

Net churn. We calculate our net churn for a period by dividing (i) the number of vehicles under subscription added from existing customers less vehicles under subscription lost from existing customers over that period by (ii) the total vehicles under subscription at the beginning of that period. This provides us an appropriate measure of churn as it reflects the stability of our existing customer base before taking into account new customers as existing customers may remain a customer, but decrease the total number of subscribed vehicles at their contractual point of renewal, and conversely, may increase the number of vehicles under subscription at any point of time. When the number of vehicles under subscription added from existing customers exceeds the number of vehicles under subscription lost from existing customers in the period, this formula generates a positive number.

Privia Management Services Agreement

In November 2010, we entered into a consulting and non-compete agreement, or the Management Services Agreement, with Privia Enterprises Limited, or Privia, a company controlled by certain of our former shareholders, one of whom continued to serve as a member of our Board of Directors through February 2012. Pursuant to this agreement, in exchange for consulting services to be performed by Privia, we agreed to pay Privia up to $15.0 million in three separate installments if we sold a specified number of subscriptions, measured by unit installation, during each of the twelve months ending March 31, 2012, 2013 and 2014. These payments would be made after the conclusion of each measurement period and were scheduled to be paid as follows: $3.0 million for the period ending March 31, 2012, $5.0 million for the period ending March 31, 2013 and $7.0 million for the period ending March 31, 2014. On August 20, 2012, we paid Privia an aggregate of $7.8 million in full satisfaction of all present and future amounts that were payable by us under the Management Services Agreement. We recorded expense of $5.4 million, $2.2 million, and $0.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010 in relation to this agreement.

Components of Results of Operations

Subscription Revenue

We derive substantially all of our revenue from subscription fees for our solutions, which typically include the use of our SaaS fleet management solution and an in-vehicle device. Our revenue is driven primarily by the number of vehicles under subscription and the price per vehicle under subscription. In addition, we generate revenue by selling our customers additional subscriptions, such as our fuel card integration, driving style option, and integration with GPS navigation devices. To a much lesser extent, we sell aggregated, anonymous data to traffic subscription service providers.

Our contract terms generally are 36 months for their initial term with automatic annual renewals thereafter, unless the customer elects not to renew. We collect fees from our customers for a ratable portion of the contract on a periodic basis, generally on a monthly basis in advance. Prior to 2011, some customer contracts were paid in advance for the full, multiple-year term. Since that time, our payment terms are typically monthly in advance; however, we continue to enable our customers to prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a prepayment discount that is reflected in the pricing of the contract.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to communications, third-party data and hosting costs (which include the cost of telecommunications charges for data; subscription fees paid to third-party providers of Internet maps; posted speed limit and other data; and costs of hosting of our software applications underlying our product offerings); third-party costs related to the maintenance and repair of installed in-vehicle devices, which we refer to as field service costs; depreciation of in-vehicle devices (including installation and shipping costs related to these devices); amortization of capitalized in-vehicle devices owned by customers; personnel costs (including share-based compensation) of our customer support activities and related to configuration of our solutions to interface with the customers’ workflow or other internal systems where necessary; amortization expense for internal-use capitalized software costs; amortization of developed technology acquired as part of our SageQuest acquisition in 2010; amortization of the patent for our vehicle tracking system; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. We allocate a portion of customer support costs related to assisting in the sales process to sales and marketing expense.

We capitalize the cost of installed in-vehicle devices (including installation and shipping costs related to these devices) and depreciate these costs over the minimum estimated useful life of the devices or over the estimated average customer relationship period, which are both currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the device under contract, the depreciation period is accelerated resulting in the carrying value being expensed in the then-current period. Should an installed in-vehicle device require replacement because it has become defective, we record as expense the cost of the replacement part or device when provided. Furthermore, as a result of the announcement by one of our primary wireless network providers to decommission its 2G network, we expect to incur additional costs as we migrate customers from a 2G to 3G network. We expect to have the customer migration completed by the end of 2016.

The expenses related to our hosted software applications are only modestly affected by the number of customers who subscribe to our products because of the scalability of our software applications, data expansion and hosting infrastructure. However, many of the other components of our cost of subscription revenue, such as depreciation of in-vehicle devices and installation and shipping costs related to these devices, communications expense and subscription fees paid to our Internet map providers and for other third-party data are variable costs affected by the number of vehicles subscribed by customers.

We expect that the cost of subscription revenue in absolute dollars may increase in the future depending on the growth rate of subscription sales to new and existing customers and our resulting need to service and support those customers. We also expect that cost of subscription revenue as a percentage of subscription revenue will fluctuate from period to period.

Sales and Marketing

Sales and marketing expenses consist primarily of wages and benefits (including share-based compensation) for sales and marketing personnel, including the amortization of deferred commissions and travel related expenses; advertising and promotional costs; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. Also included in our sales and marketing expenses is the amortization of the value of customer relationships and trademarks acquired as part of our SageQuest acquisition in 2010. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. We capitalize commission costs that are incremental and directly related to the acquisition of new customer contracts or renewals. We pay commissions in full when we receive the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as an expense immediately upon such termination.

We plan to continue to invest in sales and marketing in order to drive growth in our sales and continue to build brand and category awareness. We expect sales and marketing expenses to increase in absolute dollars and to continue to be our largest operating expense in absolute dollars and as a percentage of subscription revenue, although they may fluctuate as a percentage of subscription revenue.

Research and Development

Research and development expenses consist primarily of wages and benefits (including share-based compensation) for product management and development personnel, costs of external consultants, and, to a lesser extent, an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. We have focused our research and development efforts on improving ease of use, functionality and technological scalability of our existing products as well as on expanding and developing new offerings. The majority of our research and development employees are located in our development center in Ireland. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. Research and development costs are expensed as incurred, except for certain internal-use software development costs that qualify for capitalization, such as costs related to software enhancements that add functionality, which are capitalized and amortized over their estimated useful life.

We believe that continued investment in our technology is important for our future growth, and as a result, we expect research and development expenses to increase in absolute dollars, although they may fluctuate as a percentage of subscription revenue.

General and Administrative

General and administrative expenses consist primarily of wages and benefits (including share-based compensation) for administrative services, human resources, internal information technology support, executive, legal, finance and accounting personnel; professional fees; expenses for business application software licenses;

non-income related taxes; other corporate expenses, such as insurance; bad debt expenses; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. Also included within our general and administrative expenses through 2012 are costs related to the Management Services Agreement we entered into in November 2010 with Privia, which was terminated on August 20, 2012.

We expect that general and administrative expenses will increase as we continue to add personnel in connection with the anticipated growth of our business. In addition, we anticipate that we will also incur additional personnel expenses, professional service fees, including auditing and legal fees, and insurance costs related to operating as a public company.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest expense on our outstanding debt as well as on our capital lease obligations.

Foreign Currency Transaction Gain (Loss), net

Foreign currency transaction gain (loss), net consists primarily of the net unrealized gains and losses recognized upon revaluing the foreign currency-denominated intercompany payables and receivables of our various subsidiaries at each balance sheet date. To a lesser extent, foreign currency transaction gain (loss), net also consists of the transaction gains and losses recorded to revalue the foreign currency-denominated customer accounts receivable and vendor payables recorded by our subsidiaries that transact in currencies other than their functional currency. We currently do not engage in hedging activities related to our foreign currency-denominated intercompany balances or our customer receivables and other payables; as such, we cannot predict the impact of future foreign currency transaction gains and losses on our operating results. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk.”

Provision for (Benefit from) Income Taxes

Provision for income (benefit from) taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. There are two main drivers of our annual effective tax rate. First, as a multi-national company, we are subject to tax in various jurisdictions which apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law which is subject to interpretation on a jurisdiction by jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate and our non-operating entities are subject to tax at a 25% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 38% and 23%, respectively. Second, as a result of our global business model, we engage in a significant number of cross-border intercompany transactions. As a result of these transactions, we have recorded reserves for uncertain tax positions related to how the different jurisdictions may conclude on the tax treatment of the transaction and how we might settle those exposures. There is no guarantee that how one jurisdiction might view a particular transaction will be respected by another jurisdiction. Additionally, there may be instances where our income is subject to taxation in more than one jurisdiction.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 3 of our consolidated financial statements included elsewhere in this prospectus for information about these critical accounting policies as well as a description of our other significant accounting policies.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. In addition, we are in the process of evaluating the benefits of continuing to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following our October 2012 initial public offering or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

Revenue Recognition

We provide access to our software through subscription arrangements whereby our customers are charged a per subscribed-vehicle fee for access for a specified term. Subscription agreements contain multiple service elements and deliverables, including installation of in-vehicle devices, access to our on-demand software via our website, and support services delivered over the term of the arrangement. Agreements do not provide customers the right to take possession of the software at any time. We have determined that the elements of our subscription agreements do not have value to the customer on a standalone basis. As a result, the multiple elements within our subscription agreements do not qualify for treatment as separate units of accounting. Accordingly, we account for all fees received under our subscription agreements as a single unit of accounting and, except for any up-front fees, recognize the total fee amount ratably on a daily basis over the term of the subscription agreement. We only commence recognition of revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is deemed reasonably assured, and recurring services have commenced. Our initial subscription agreements typically have contract terms of 36 months.

For the limited number of customer arrangements in which title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device, we receive an up-front fee from the customer. As the in-vehicle devices do not have value to the customer on a standalone basis, the delivery or installation of the in-vehicle devices does not represent the culmination of a separate earning process associated with the payment of the up-front fee. Accordingly, we record the amount of the up-front fee as deferred revenue upon invoicing and recognize that amount as revenue ratably on a daily basis over the estimated average customer relationship period of six years, which is longer than the typical subscription agreement term of 36 months. If a customer permanently ceases use of our subscription service at any point when a balance of deferred revenue from this up-front payment exists, we recognize the remaining balance of the deferred revenue in the period of notification. Changes in the typical customer contractual term, customer behavior, competition or economic conditions could affect our estimates of the average customer relationship period. We review the estimated average customer relationship period on a periodic basis and account for changes prospectively.

Deferred revenue represents amounts billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue primarily consists of prepayments made by customers for future periods and, to a lesser extent, the unearned portion of monthly billed subscription fees and up-front payments from customers for in-vehicle devices whose ownership transfers to them upon delivery or installation.

Allowance for Doubtful Accounts

Accounts receivable are carried at their original invoice amounts less an allowance for doubtful collections based on estimated losses resulting from the inability or unwillingness of customers to make required payments. We estimate the allowance at each reporting period based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific delinquent accounts. We also consider any changes to the financial condition of our customers and any other external market factors that could impact the collectibility of our receivables in the determination of our allowance for doubtful accounts.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to calculate our income tax expense based on taxable income by jurisdiction. There are many transactions and calculations about which the ultimate tax outcome is uncertain; as a result, our calculations involve estimates by management. Some of these uncertainties arise as a consequence of transfer pricing arrangements among our related entities and the differing tax treatment of revenue and cost items across various jurisdictions. If we were compelled to revise or to account differently for our arrangements, that revision could affect our tax liability.

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact, either favorable or unfavorable, on our consolidated financial condition and operating results. At December 31, 2013, 2012 and 2011, the balances recorded as liabilities for unrecognized tax benefits in our consolidated balance sheets totaled $2.1 million, $14.6 million and $17.8 million, respectively, including accrued interest and penalties.

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. Our net deferred tax assets currently are comprised of net operating loss carryforwards in the United States and the United Kingdom as well as deductible temporary differences. As of December 31, 2013, our federal net operating loss carryforwards in the United States available to reduce future federal taxable income totaled $14.2 million, our state net operating loss carryforwards in the United States available to reduce future state taxable income totaled $3.9 million, and our net operating loss carryforwards in the United Kingdom available to reduce future taxable income totaled $2.7 million. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance as a charge to income tax expense. We evaluate valuation allowances for deferred tax assets at the individual subsidiary level or consolidated tax group level in accordance with the tax law in the specific jurisdiction. In estimating future taxable profits, we consider all current contracts and assets of the business, including intercompany transfer pricing agreements, as well as a reasonable estimation of future taxable profits achievable by us. With respect to our subsidiaries in the United States, which file a consolidated group tax return for federal and state tax purposes and are in a three-year cumulative pre-tax income position as a result of current year pre-tax profit, we have concluded that there is sufficient positive evidence that we do not need to establish a valuation allowance against our net operating loss deferred tax asset, nor a valuation allowance against our other (non-NOL) deferred tax assets, given our future forecasted income and the relatively long carryforward periods permitted for net operating losses in the United States. In arriving at this conclusion, we forecasted future income in the United States using fiscal year 2013 results as a base, then adjusted for verifiable evidence of known reductions in certain future expenses, including amortization expense from acquired intangible assets and interest expense, which will be lower in the future due to lower borrowing rates as a result of our credit facility entered into in May 2012. We believe that the future earnings forecasts combined with the lengthy carryforward period of the net operating loss carryforwards would produce sufficient taxable income in our subsidiaries in the United States to fully realize the deferred tax assets before expiration of the U.S. federal and state carryforward periods, which expire from 2026 through 2033 for federal purposes and from 2017 to 2033 for state purposes. Accordingly, we have not recorded a valuation allowance for the net operating loss carryforwards in the United States as of December 31, 2013 and 2012. Our net deferred tax assets at December 31, 2013 totaled $5.3 million, comprised of deferred tax assets of $18.3 million, partially offset by deferred tax liabilities of $10.0 million and a valuation allowance of $3.0 million. Our net deferred tax assets at December 31, 2012 totaled $6.2 million, comprised of deferred tax assets of $18.2 million, partially offset by deferred tax liabilities of $9.5 million and a valuation allowance of $2.5 million.

Internal-Use Software

We expense research and development costs as incurred, except for certain costs which are capitalized in connection with our internal-use software and website. These capitalized costs are primarily related to the application software that is hosted by us and accessed by our customers through our website. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. We also capitalize costs related to specific upgrades and enhancements of this application software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of property and equipment and are amortized on a straight-line basis over an estimated useful life of three years. At December 31, 2013, 2012 and 2011, the carrying value of our internal-use software was $3.2 million, $1.3 million and $1.0 million, respectively.

Business Combinations

In an acquisition of a business, we recognize separately from goodwill the fair value of assets acquired and liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition-date fair values of the assets acquired and liabilities assumed. In determining the fair value of assets acquired and liabilities assumed in a business combination, we primarily use recognized valuation methods such as an income approach or a cost approach and apply present value modeling. Our significant estimates in the income or cost approach include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value. Further, we make certain assumptions within present value modeling valuation techniques including risk-adjusted discount rates, future price levels, rates of increase in operating expenses, weighted average cost of capital, rates of long-term growth and effective income tax rates. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. While we use our best estimates and assumptions as a part of the process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and actual results could differ from those estimates.

In addition, uncertain tax positions assumed and valuation allowances related to the net deferred tax assets acquired in connection with a business combination are estimated as of the acquisition date and recorded as part of the purchase. Thereafter, any changes to these uncertain tax positions and valuation allowances are recorded as part of the provision for income taxes in our consolidated statement of operations.

Impairment of Goodwill

We record goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets acquired, identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or circumstances occur that indicate an impairment may exist. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets in a business combination or the strategy for our overall business, and significant negative industry or economic trends. We perform our annual assessment for impairment of goodwill on October 31 and have determined that we have a single reporting unit for testing goodwill for impairment. For purposes of assessing potential impairment, we first estimate the fair value of the reporting unit (based on the fair value of our outstanding ordinary shares) and compare that amount to the carrying value of the reporting unit (as reflected by the total carrying values of our shareholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, then we determine the implied fair value of the goodwill in the same manner used to determine the amount of goodwill in a business combination. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess. No goodwill impairment charges were recorded by us during the years ended December 31, 2013, 2012 and 2011.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment and definite-lived intangible assets subject to amortization, including customer relationships, trademarks, acquired developed technology and a patent for our vehicle tracking system. We amortize customer relationships, trademarks and acquired developed technology over their estimated useful lives, which range from three to nine years, based on the pattern over which we expect to consume the economic benefit of each asset, which in general reflects the expected cash flow from each asset. We amortize our patent over its useful life of 20 years on a straight-line basis, as the pattern of consumption of the economic benefit of the asset cannot be reliably determined. We amortize property and equipment, inclusive of internal-use software, on a straight-line basis over their useful lives, which range from three to six years, as the pattern of consumption of the economic benefit of the assets cannot be reliably determined. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. To evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. If the carrying value exceeds the sum of the expected undiscounted cash flows, an impairment loss on the long-lived asset to be held and used is recognized based on the excess of the asset’s carrying value over its fair value, determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

Deferred Commissions

We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. We pay commissions in full when we receive the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission costs is recognized as expense immediately. We believe that capitalizing commission costs is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Deferred commission costs are included in other current and long-term assets in our consolidated balance sheets and totaled $11.7 million, $8.9 million and $6.8 million at December 31, 2013, 2012 and 2011, respectively. Amortization of deferred commissions is included in sales and marketing expense in our consolidated statements of operations.

Capitalization of In-Vehicle Device Costs

For customer arrangements in which we retain ownership of the in-vehicle devices installed in a customer’s fleet, we capitalize the cost of the in-vehicle devices (including installation and shipping costs) as a component of property and equipment in our consolidated balance sheets, and we depreciate these assets on a straight-line basis over their estimated useful life, which is currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the in-vehicle device, the carrying value of the asset is depreciated in full with expense immediately recorded as cost of subscription revenue. The carrying value of these installed in-vehicle devices (including installation and shipping costs) was $48.4 million, $34.1 million and $22.5 million at December 31, 2013, 2012, and 2011, respectively. Depreciation expense of these installed in-vehicle devices is included in cost of subscription revenue in our consolidated statements of operations.

In addition, for the limited number of customer arrangements in which title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device (for which we receive an up-front fee from the customer), we defer the costs of the in-vehicle devices (including installation and shipping costs) as they are directly related to the revenue that we derive from the sale of the devices and that we recognize ratably over the estimated average customer relationship period of six years. We capitalize these in-vehicle device costs and amortize the deferred costs as expense ratably over the estimated average customer relationship period, in proportion to the recognition of the up-front fee revenue. Capitalized costs related to these in-vehicle devices of which title has transferred to customers are included in other current and long-term assets in our consolidated balance sheets which totaled $3.8 million, $4.1 million and $2.6 million at December 31, 2013, 2012 and 2011, respectively. Amortization of these capitalized costs is included in cost of subscription revenue in our consolidated statements of operations.

Share-Based Compensation

We measure stock options granted to employees and directors at fair value on the date of grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method is applied to all awards with service conditions, while the graded-vesting method is applied to all awards with both service and performance conditions.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have historically been a private company and lack company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected term of options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The assumptions we used to determine the fair value of stock options granted are as follows, presented on a weighted average basis:

	2012	2011
Risk-free interest rate	0.63%	0.97%
Expected term (in years)	4.1	4.7
Expected volatility	56%	56%
Expected dividend yield	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures for awards with service conditions. For awards with performance conditions, we estimate the probability that the performance condition will be met. If our actual forfeiture rate is materially different from the estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The Company did not grant any stock options to employees in the year ended December 31, 2013.

Valuations of ordinary shares

Since completion of our initial public offering in October 2012, we have valued our ordinary shares in connection with the issuance of share-based payment awards using the closing price of our ordinary shares on the New York Stock Exchange on the date of the grant.

Results of Operations

The following table presents our results of operations in thousands of dollars and as a percentage of subscription revenue for each of the periods indicated (certain items may not foot due to rounding).

	Year Ended December 31,
	2013		2012		2011
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Subscription revenue	$177,350	100.0%	$127,451	100.0%	$92,317	100.0%
Cost of subscription revenue	43,858	24.7	35,507	27.9	28,631	31.0

Gross profit	133,492	75.3	91,944	72.1	63,686	69.0

Operating expenses:
Sales and marketing	56,589	31.9	41,138	32.3	33,391	36.2
Research and development	11,036	6.2	7,379	5.8	6,021	6.5
General and administrative	36,375	20.5	31,047	24.3	18,309	19.8

Total operating expenses	104,000	58.6	79,564	62.4	57,721	62.5

Income from operations	29,492	16.6	12,380	9.7	5,965	6.5
Interest income (expense), net	(1,999)	(1.1)	(2,075)	(1.6)	(2,386)	(2.6)
Foreign currency transaction gain (loss), net	(1,139)	(0.6)	(24)	—	155	0.2
Other income (expense), net	—	—	(32)	—	—	—
Loss on extinguishment of debt	—	—	(934)	(0.7)	—	—

Income before income taxes	26,354	14.9	9,315	7.3	3,734	4.0
Provision for (benefit from) income taxes	(4,103)	(2.3)	3,907	3.1	865	0.9

Net income	$30,457	17.2%	$5,408	4.2%	$2,869	3.1%

Comparison of Years Ended December 31, 2013, 2012 and 2011

Subscription Revenue

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Subscription revenue	$177,350	$127,451	$92,317
% change from prior year	39.2%	38.1%

Subscription revenue increased by $49.9 million, or 39.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 34.4% year-over-year. As of the year-ends, the number of vehicles under subscription increased to approximately 445,000 as of December 31, 2013 as compared to 331,000 as of December 31, 2012. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our branded solutions, including the addition of 78 sales and marketing personnel year-over-year. Our average selling prices generally remained stable, while volume increased in 2013 as compared to 2012.

Subscription revenue increased by $35.1 million, or 38.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 39.7% year-over-year. As of the year-ends, the number of vehicles under subscription increased to approximately 331,000 as of December 31, 2012 as compared to 237,000 as of December 31, 2011. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our branded solutions, including the addition of 24 sales and marketing personnel year-over-year. Our average selling prices generally remained stable, while volume increased in 2012 as compared to 2011.

Cost of Subscription Revenue

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cost of subscription revenue	$43,858	$35,507	$28,631
% change from prior year	23.5%	24.0%
Percentage of subscription revenue	24.7%	27.9%	31.0%

Cost of subscription revenue increased by $8.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 34.4% year-over-year. Communications, third-party data and hosting costs increased by $1.2 million due to the increase in the number of installed in-vehicle devices, comprised of an increase in hosting costs for our software applications of $1.0 million and in third-party data subscription fees and data communication costs of $0.2 million. Field service costs for maintenance and repair of installed in-vehicle devices increased by $2.5 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $3.2 million primarily due to the increase in the number of vehicles under subscription. Payroll and related expenses increased by $1.3 million primarily due to an increase in our customer support and configuration groups. Amortization of acquired developed technology increased by $0.2 million primarily due to amortization related to the intangible assets acquired in the Connect2Field acquisition.

As a percentage of subscription revenue, our cost of subscription revenue decreased from 27.9% for the year ended December 31, 2012 to 24.7% for the year ended December 31, 2013. As our business and subscription revenue has grown, the decrease in cost of subscription revenue as a percentage of subscription revenue has resulted from leveraging our scale to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data. In addition, we achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription.

Cost of subscription revenue increased by $6.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 39.7% year-over-year. Communications, third-party data and hosting costs increased by $2.2 million due to the increase in the number of installed in-vehicle devices, comprised of an increase in data communications costs of $1.5 million and an increase of $0.7 million in third-party data subscription fees and hosting costs for our software applications. Field service costs for maintenance and repair of installed in-vehicle devices increased by $2.6 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $1.4 million primarily due to the increase in the number of vehicles under subscription.

As a percentage of subscription revenue, our cost of subscription revenue decreased from 31.0% for the year ended December 31, 2011 to 27.9% for the year ended December 31, 2012. As our business and subscription revenue has grown, the decrease in cost of subscription revenue as a percentage of subscription revenue has resulted from leveraging our scale to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data. In addition, we achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription.

Sales and Marketing Expense

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Sales and marketing expense	$56,589	$41,138	$33,391
% change from prior year	37.6%	23.2%
Percentage of subscription revenue	31.9%	32.3%	36.2%

Sales and marketing expense increased by $15.5 million, or 37.6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to our investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $7.9 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 78 sales and marketing personnel year-over-year. Those 78 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $4.6 million and professional fees increased by $0.2 million due to additional marketing and advertising efforts. Travel expense increased by $0.8 million as a result of our additional hiring efforts, and facilities expense increased by $2.2 million as a result of additional office space requirements for our newly hired employees. These increases were partially offset by decreased amortization expense of $0.3 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships and trademarks are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense decreased from 32.3% for the year ended December 31, 2012 to 31.9% for the year ended December 31, 2013 primarily due to the 37.6% increase in expenses noted above being more than offset by the impact of the 39.2% growth in our subscription revenue year-over-year.

Sales and marketing expense increased by $7.7 million, or 23.2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to our investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $6.4 million, inclusive of commissions and share-based compensation, primarily related to an increase of 24 sales and marketing personnel for the investment in our sales and marketing efforts noted above. Advertising and promotional expenditures increased by $2.9 million due to additional marketing and advertising efforts. These increases were partially offset by decreased amortization expense of $0.9 million related to customer relationships and trademarks acquired in the SageQuest acquisition.

As a percentage of subscription revenue, sales and marketing expense decreased from 36.2% for the year ended December 31, 2011 to 32.3% for the year ended December 31, 2012 primarily due to the 23.2% increase in expenses noted above being more than offset by the impact of the 38.1% growth in our subscription revenue year-over-year.

Research and Development Expense

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Research and development expense	$11,036	$7,379	$6,021
% change from prior year	49.6%	22.6%
Percentage of subscription revenue	6.2%	5.8%	6.5%

Research and development expense increased $3.7 million, or 49.6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily due to additional payroll-related costs of $2.4 million resulting from an increase of 33 product management and development personnel, additional recruiting expenses of $0.4 million, facilities expenses of $0.4 million and travel expenses of $0.2 million incurred related to additional employees hired, and $0.3 million of consulting fees to further enhance and develop our products. Research and development expense for the years ended December 31, 2013 and 2012 of $11.0 million and $7.4 million, respectively, was recorded net after capitalization of $2.2 million and $0.9 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, increased from 5.8% for the year ended December 31, 2012 to 6.2% for the year ended December 31, 2013. These increases were primarily due to the increases related to the increases in payroll and related expenses year-over-year as noted above.

Research and development expense increased $1.4 million, or 22.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily due to additional payroll-related costs of $1.1 million and travel-related expenses of $0.3 million related to additional employees hired to further enhance and develop our products. Research and development expense for the years ended December 31, 2012 and 2011 of $7.4 million and $6.0 million, respectively, was recorded net after capitalization of $0.9 million and $0.7 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense decreased from 6.5% for the year ended December 31, 2011 to 5.8% for the year ended December 31, 2012, primarily due to the 22.6% increase in expenses noted above being more than offset by the impact of the 38.1% growth in our subscription revenue year-over-year.

General and Administrative Expense

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
General and administrative expense	$36,375	$31,047	$18,309
% change from prior year	17.2%	69.6%
Percentage of subscription revenue	20.5%	24.3%	19.8%

General and administrative expense increased $5.3 million, or 17.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to an increase of $6.4 million in payroll-related costs primarily the result of an increase of 36 general and administrative personnel year-over-year in order to support the growth in the business including additional professionals with public company and managerial experience. Also contributing to the increase in general and administrative expense year-over-year was an increase of $1.8 million of office-related costs and $0.3 million of travel expenses associated with our additional employees and an increase of $0.4 million in merchant and bank fees due to the increase in customer subscriptions. Additionally, the Company recorded $0.5 million in legal settlement costs related to the U.S. Prisoner putative class action complaint. Professional fees increased by $1.2 million primarily related to legal fees associated with defending the class action complaint, additional consulting fees associated with the implementation of certain functionality of our upgraded general ledger system, professional fees associated with our secondary public offerings, additional public company expenses, all of which were partially offset by decreased audit and tax fees in the year ended December 31, 2013. These net increases were offset by a decrease of $5.4 million of consulting fees expensed in the year ended December 31, 2012, related to the Management Services Agreement with Privia.

As a percentage of subscription revenue, general and administrative expense decreased from 24.3% for the year ended December 31, 2012 to 20.5% for the year ended December 31, 2013, primarily due to the 17.2% increase in expenses noted above being more than offset by the impact of the 39.2% growth in our subscription revenue year-over-year.

General and administrative expense increased $12.7 million, or 69.6%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase was primarily due to an increase of $2.1 million in payroll-related costs and an increase of $7.3 million in professional fees. The increase in payroll-related costs was due primarily to the transition from clerk and administrative-level personnel to professionals with public company and managerial experience. Professional fees for the years ended December 31, 2012 and 2011 included $5.4 million and $2.2 million, respectively, of expenses accrued for consulting fees under our Management Services Agreement with Privia and also reflected an increase period over period of $3.4 million in accounting, tax and audit fees related to the audits of our financial statements. Also contributing to the increase in general and administrative expense period over period was an increase of $2.2 million of office-related costs associated with our additional employees, an increase of $0.7 million in bad debt expense, and an increase of $0.6 million in merchant and bank fees due to the increase in customer subscriptions. These increases were partially offset by a decrease of $0.2 million period over period in share-based compensation expense. We granted performance-based options at the end of 2010 with a one-year vesting period, which increased the share-based compensation expense for the year ended December 31, 2011.

As a percentage of subscription revenue, general and administrative expense increased from 19.8% for the year ended December 31, 2011 to 24.3% for the year ended December 31, 2012. This increase was primarily due to the increases year-over-year related to our Management Services Agreement with Privia and the increases in accounting, tax and audit fees year-over-year as noted above. Other cost increases in general and administrative expense were in line with the percentage growth in subscription revenue year-over-year.

Interest Income (Expense), net

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Interest income (expense), net	$(1,999)	$(2,075)	$(2,386)
% change from prior year	(3.7)%	(13.0)%

Interest income (expense), net for the year ended December 31, 2013 decreased $0.1 million, or 3.7% and primarily reflects the interest expense incurred on our long-term debt as well as amortization expense of related debt discounts and deferred financing costs. In conjunction with the SageQuest acquisition in July 2010, we entered into a credit agreement with D.E. Shaw Direct Capital Portfolios, LLC, or DE Shaw, for $17.5 million of senior secured notes, which we refer to as the Senior Secured Notes. The outstanding principal amount of the Senior Secured Notes bore interest at a floating rate of one-month LIBOR plus 9.5% per annum (based on actual days), but not less than 12.5%. In May 2012, we repaid the Senior Secured Notes in full and we entered into a credit facility with Wells Fargo Capital Finance, LLC consisting of a $25.0 million Term Loan and a $25.0 million Revolving Credit Facility. The interest rate on the Term Loan and borrowings under the Revolving Credit Facility was either (a) LIBOR plus 3.5% per annum, but not less than 4.5% per annum, or (b) at our option, subject to certain conditions, base rate plus 2.5% per annum, but not less than 5.5% per annum. Interest income netted against interest expense was immaterial for the years ended December 31, 2013 and 2012.

In November 2013, we entered into an amendment to the existing Senior Secured Credit Facility, dated as of May 10, 2012, with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced the $25.0 million Term Loan and the $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As a result of the repayment of the Term Loan in November 2013, the Company recorded as interest expense the unamortized portion of the debt discount of $426 and a $158 reduction of debt issuance costs.

Foreign Currency Transaction Gain (Loss), net

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Foreign currency transaction gain (loss), net	$(1,139)	$(24)	$155
% change from prior year	NM	(115.5)%

For the year ended December 31, 2013, we recognized $1.1 million in foreign currency transaction losses as compared to $24 thousand for the year ended December 31, 2012. For the year ended December 31, 2011, we recognized $0.2 million in foreign currency transaction gains. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. dollar compared to other currencies in which we transact, primarily the euro and British pound.

Loss on Extinguishment of Debt

In May 2012, we used proceeds from the $25.0 million Term Loan of our Senior Secured Credit Facility with Wells Fargo Capital Finance, LLC to pay in full the amounts due under the Senior Secured Notes with DE Shaw. The repayment of the DE Shaw debt was accounted for as a debt extinguishment. For the year ended December 31, 2012, we recognized a loss on extinguishment of debt of $0.9 million, which was primarily comprised of the write-off of unamortized debt discount of $0.4 million and the prepayment premium of $0.5 million we paid in cash.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Provision for (benefit from) income taxes	$(4,103)	$3,907	$865

Our provision for income (benefit from) taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. We are subject to tax in various jurisdictions that apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law, which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate on its trading income and 25% on its non-trading income and our non-operating entities are subject to tax at a 25% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 38% and 23%, respectively. For the years ended December 31, 2013, 2012 and 2011, our domestic pre-tax income in Ireland was $17.0 million, $7.6 million, and $6.5 million, respectively, and our foreign pre-tax income (loss) was $9.4 million, $1.7 million, and $(2.8) million, respectively, primarily in the United States and the United

Kingdom. See Note 12 to our consolidated financial statements for additional information related to the foreign and domestic income tax expense (benefit) we recorded and the effect that foreign taxes had on our overall effective tax rate. In addition to the pre-tax income (loss) of each jurisdiction taxed at the different tax rates noted above, our effective income tax rates for each year were affected by the items noted below.

Our effective income tax rate (benefit) for the years ended December 31, 2013, 2012 and 2011 was (15.6)%, 41.9%, and 23.2%, respectively, on pre-tax income of $26.4 million, $9.3 million, and $3.7 million, respectively. Our effective tax rate for the year ended December 31, 2013 was lower than the statutory Irish rate of 12.5% primarily due to the net reversal of $10.6 million of reserves for uncertain tax positions upon the expiration of the statute of limitations in the United States and also due to Ireland research and development tax credits. Our effective tax rate for the year ended December 31, 2012 was higher than the statutory Irish rate of 12.5% primarily due to recording of reserves for uncertain tax positions, and an increase in the valuation allowance related to certain Irish net operating loss carryforwards. Our effective tax rate for the year ended December 31, 2011 was higher than the statutory Irish rate of 12.5% primarily due to the recording of reserves for uncertain tax positions, along with related interest and penalties, and an increase in the valuation allowance related to certain Irish net operating loss carryforwards. The increase associated with these items was partially offset by the release of reserves for uncertain tax positions due to the expiration of a statute of limitations in the United Kingdom, Ireland research and development tax credits, and losses being generated in jurisdictions that have a higher tax rate than the statutory Irish rate for which no valuation allowance was required.

Our provision for income taxes may change from period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws including enacted statutory rates, as well as recurring factors, including changes in the mix of earnings in countries with differing statutory tax rates. As a result of our global business model and cross-border intercompany transactions, a change in uncertain tax positions or a change in statutory rates, particularly in Ireland, could have a significant effect on our overall effective tax rate.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statements of operations data and other financial data for each of the eight quarters in the period ended December 31, 2013 (certain items may not foot due to rounding). We have prepared the consolidated statement of operations for each of these quarters on the same basis as the audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. In the opinion of management, each consolidated statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for a fair statement of this data for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(in thousands)
Consolidated Statements of Operations Data:
Subscription revenue	$50,088	$46,314	$42,529	$38,419	$35,821	$33,225	$30,566	$27,839
Cost of subscription revenue	11,529	11,498	10,834	9,997	9,244	8,931	8,889	8,443

Gross profit	38,559	34,816	31,695	28,422	26,577	24,294	21,677	19,396

Sales and marketing	16,122	14,266	13,600	12,601	10,638	10,301	10,265	9,934
Research and development	3,351	3,130	2,461	2,094	2,135	1,870	1,757	1,617
General and administrative	10,849	10,506	7,080	7,940	7,158	9,660	8,533	5,696

Total operating expenses	30,322	27,902	23,141	22,635	19,931	21,831	20,555	17,247

Income from operations	8,237	6,914	8,554	5,787	6,646	2,463	1,122	2,149
Other income (expense), net	(1,253)	(491)	(672)	(722)	(504)	(381)	(1,773)	(407)
Provision for (benefit from) income taxes	(9,253)	845	2,200	2,105	1,582	868	739	718

Net income (loss)	$16,237	$5,578	$5,682	$2,960	$4,560	$1,214	$(1,390)	$1,024

	Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(as a percentage of subscription revenue)
Consolidated Statements of Operations Data:
Subscription revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of subscription revenue	23.0	24.8	25.5	26.0	25.8	26.9	29.1	30.3

Gross profit	77.0	75.2	74.5	74.0	74.2	73.1	70.9	69.7

Sales and marketing	32.2	30.8	32.0	32.8	29.7	31.0	33.6	35.7
Research and development	6.7	6.8	5.8	5.5	6.0	5.6	5.7	5.8
General and administrative	21.7	22.7	16.6	20.7	20.0	29.1	27.9	20.5

Total operating expenses	60.5	60.2	54.4	58.9	55.6	65.7	67.2	62.0

Income from operations	16.4	14.9	20.1	15.1	18.6	7.4	3.7	7.7
Other income (expense), net	(2.5)	(1.1)	(1.6)	(1.9)	(1.4)	(1.1)	(5.8)	(1.5)
Provision for (benefit from) income taxes	(18.5)	1.8	5.2	5.5	4.4	2.6	2.4	2.6

Net income (loss)	32.4%	12.0%	13.4%	7.7%	12.7%	3.7%	(4.5)%	3.7%

Subscription revenue increased sequentially in each of the quarters presented due to increases in the number of total vehicles under subscription in each quarter. Total operating expenses, in absolute dollars, increased over time in the periods presented primarily due to increased sales and marketing and general and administrative expenses, which resulted from increased marketing and advertising efforts, increased number of personnel to support the business, and increased professional fees, including those related to accounting, tax and audit services and those related to our Management Services Agreement with Privia. During the three months ended June 30, 2012, general and administrative expenses increased from $5.7 million during the three months ended March 31, 2012 to $8.5 million, primarily as a result of increases of $1.0 million in accounting, tax and audit fees; $0.7 million in expense recorded related to our Management Services Agreement with Privia; and $0.5 million in health insurance expense. During the three months ended June 30, 2012, other income (expense), net increased from $(0.4) million during the three months ended March 31, 2012 to $(1.8) million, primarily as a result of a one-time loss of $0.9 million on extinguishment of our debt. During the three months ended September 30, 2013, general and administrative expenses increased from $7.1 million during the three months ended June 30, 2013 to $10.5 million, primarily as a result of increases of $1.2 million in payroll-related costs in order to support the growth in the business, increases of $1.2 million in professional fees primarily due to $0.5 million in legal settlement costs related to the U.S. Prisoner putative class action complaint and to legal fees associated with defending the class action complaint, increases of $0.8 million of office-related costs associated with our additional employees and additional consulting fees associated with the implementation of certain functionality of our upgraded general ledger system.

Provision for income taxes fluctuated over time in the periods presented primarily due to changes in the jurisdictions in which the income or loss was generated, changes in the valuation allowances for deferred tax assets, the expiration of certain statutes of limitations, and the recording of interest and penalties related to our tax contingencies. During the three months ended December 31, 2013, the provision for (benefit from) income taxes decreased from $0.8 million in the three months ended September 30, 2013 to $(9.3) million, primarily as a result of the net reversal of $11.1 million of uncertain tax positions due to an expiration of a statute of limitations in the United States.

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cash flows provided by operating activities	$41,911	$16,890	$1,805
Cash flows used in investing activities	(43,184)	(25,576)	(16,156)
Cash flows provided by financing activities	38,660	100,386	13
Effect of exchange rate changes on cash	(303)	(228)	(101)

Net increase (decrease) in cash	$37,084	$91,472	$(14,439)

In connection with our October 2012 initial public offering, we received aggregate proceeds of $93.3 million net of underwriting discounts and commissions and offering costs paid by us.

Prior to our October 2012 initial public offering, we funded our operations, capital expenditures and the acquisition of SageQuest primarily through sales of our fleet management solutions to customers, the net proceeds of approximately $54.2 million from the issuance of shares in our capital since our inception, and the net proceeds of $31.5 million from debt issued in 2010 and 2012. At December 31, 2013, our principal sources of liquidity were our cash balance of $137.2 million and borrowings of up to $50.0 million available under our Amended Revolving Credit Facility, of which $26.3 million was available.

On July 30, 2013, the Company completed a secondary public offering of its ordinary shares, which resulted in the sale of 1,000,000 ordinary shares by the Company and 9,925,000 ordinary shares by other selling shareholders at a price of $33.00 per ordinary share. The Company received net proceeds from this secondary public offering of $32.1 million, based upon the price of $33.00 per ordinary share and after deducting underwriting discounts and commissions and offering costs paid by the Company. The Company received no proceeds from the sale of ordinary shares by the selling shareholders.

Operating Activities

Operating activities provided $41.9 million of cash in 2013. The cash flow provided by operating activities resulted primarily from our net income of $30.5 million, net non-cash charges of $37.3 million, and net uses of cash of $25.9 million from changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $23.2 million of depreciation and amortization expense, $7.5 million of share-based compensation expense, $3.1 million for losses on disposal of property and equipment and other assets, $2.5 million of provisions for accounts receivable and deferred tax assets, and $1.1 million of unrealized foreign currency transaction losses. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $13.0 million increase in our accounts receivable from customers, a $12.5 million decrease in accrued income taxes, and a $11.5 million increase in prepaid expenses and other assets, and $3.8 million in excess tax benefits from share-based awards, partially offset by a $10.7 million increase in accounts payable, accrued expenses and other current liabilities and a $4.2 million increase in deferred revenue. The increase in our accounts receivable was due to the increase in subscription revenue from 2012 to 2013 resulting from the increased number of vehicles under subscription, as well as a delay in certain customer billings due to a billing system conversion completed during the fourth quarter of 2013. The decrease in our accrued taxes was due to the reversal of uncertain tax positions due to an expiration of the statute of limitations in the United States. The increase in our prepaid expenses and other assets was due to increases in deferred commissions and capitalized costs of in-vehicle devices owned by customers due to the growth in our business. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The increase in deferred revenue was attributable to a greater number of customers in 2013 than in 2012 prepaying for a portion of their subscription.

Operating activities provided $16.9 million of cash in 2012. The cash flow provided by operating activities resulted primarily from our net income of $5.4 million, net non-cash charges of $30.6 million, and net uses of cash of $19.1 million from changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $17.5 million of depreciation and amortization expense, $8.0 million of provisions for accounts receivable and deferred tax assets, $2.4 million of share-based compensation expense, $2.2 million for losses on disposal of property and equipment and other assets, and $0.4 million of loss on extinguishment of debt. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $11.6 million increase in prepaid expenses and other assets, $5.0 million increase in our accounts receivable from customers, a $3.3 million decrease in accrued income taxes, and a $0.5 million decrease in our deferred revenue balance, partially offset by a $1.0 million increase in accounts payable, accrued expenses and other current liabilities. The increase in our prepaid expenses and other assets was due to increases in deferred commissions and capitalized costs of in-vehicle devices owned by customers due to the growth in our business as well as deferred financing costs related to our Senior Secured Credit Facility. The increase in our accounts receivable was due to the increase in subscription revenue from 2011 to 2012 resulting from the increased number of vehicles under subscription. The decrease in accrued income taxes was due to net decreases in our prior-year tax reserves. The decrease in deferred revenue was attributable to a greater number of customers in 2012 than in 2011 paying for their subscriptions on a monthly basis rather than prepaying the full amount or an annual amount due under their subscription agreement. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business.

Operating activities provided $1.8 million of cash in 2011. The cash flow provided by operating activities primarily resulted from our net income of $2.9 million, net non-cash charges of $21.0 million, and net uses of cash of $22.0 million from changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $15.1 million of depreciation and amortization expense, $2.8 million of provisions for accounts receivable and deferred tax assets, and $2.3 million of share-based compensation expense. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $12.5 million decrease in our deferred revenue balance, $7.2 million increase in prepaid expenses and other assets, $3.5 million increase in our accounts receivable from customers, and $1.0 million decrease in accrued income taxes, all offset by increases in our accounts payable and accrued expenses of $2.2 million. The decrease in deferred revenue was attributable to a greater number of customers in 2011 than in 2010 paying for their subscriptions on a monthly basis rather than prepaying the full amount or an annual amount due under their subscription agreement. The increases in our accounts receivable and prepaid expenses and other assets were due to the increase in our subscription revenue from 2010 to 2011 resulting from the increased number of vehicles under subscription and an increase in our subscription fees paid to third-party providers of Internet maps and other data. The decrease in accrued income taxes was due to net decreases in our prior-year tax reserves. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business.

Investing Activities

Net cash used in investing activities was $43.2 million, $25.6 million and $16.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment of $34.2 million, $25.2 million, and $15.1 million in 2013, 2012 and 2011, respectively; costs capitalized for internal-use software of $2.2 million, $0.9 million, and $0.7 million in 2013, 2012 and 2011, respectively; and cash paid to acquire Connect2Field of $6.8 million in 2013.

Financing Activities

Net cash provided by financing activities was $38.7 million, $100.4 million and $13 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided by financing activities in 2013 consisted of net proceeds of $32.1 million from our secondary public offering, net of offering costs, proceeds from the exercise of options to purchase ordinary shares under stock option plans of $5.5 million, and from excess tax benefits from share-based awards of $3.8 million, partially offset by payments of previously accrued initial public offering costs of $1.4 million, payments of our Term Loan of $0.9 million, and payments of our capital lease obligations of $0.4 million.

Net cash provided by financing activities in 2012 consisted of net proceeds of $94.7 million from our initial public offering, net of offering costs, $23.5 million from our borrowing under the Term Loan, $8.3 million from borrowing under our Revolving Credit Facility, partially offset by the repayment of our Senior Secured Notes of $17.5 million, the repayment of borrowing under our Revolving Credit Facility of $8.3 million and payments of our capital lease obligations of $0.4 million.

Net cash provided by financing activities in 2011 consisted of the repayment in full of the principal and interest of $0.1 million due on the note receivable from our Chief Executive Officer, offset partially by the payment of our capital lease obligations of $0.1 million.

Indebtedness and Liquidity

We believe that our cash and borrowings available under our Amended Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

On May 10, 2012, we entered into a credit facility with Wells Fargo Capital Finance, LLC, as administrative agent and lender, consisting of a $25 million term loan, or the Term Loan, and a $25 million revolving line of credit, or the Revolving Credit Facility, which would have expired on May 10, 2017 and which we refer to collectively as the Senior Secured Credit Facility. The Senior Secured Credit Facility is collateralized by a senior first-priority lien on all of our assets and property, subject to certain customary exclusions. The purpose of the Senior Secured Credit Facility was to repay the outstanding principal of the Senior Secured Notes, which was repaid on May 10, 2012 with proceeds of the $25 million Term Loan, and to provide us with an additional source of liquidity. Borrowings under the Revolving Credit Facility are subject to drawdown limitations based on financial ratios. As of December 31, 2012, no borrowings were outstanding under the Revolving Credit Facility.

The interest rate on the Term Loan and borrowings under the Revolving Credit Facility was either (a) LIBOR plus 3.5% per annum, but not less than 4.5% per annum, or (b) at our option, subject to certain conditions, base rate plus 2.5% per annum, but not less than 5.5% per annum. Principal due under the Term Loan was payable quarterly commencing on December 31, 2012, with $0.3 million due in 2012, $1.3 million due in 2013, $1.4 million due in 2014, $2.0 million due in 2015, $2.5 million due in 2016 and $17.5 million due in 2017. All amounts borrowed under the Revolving Credit Facility were due and payable on May 10, 2017. Borrowings under the Senior Secured Credit Facility required a 1% prepayment penalty if the facility was terminated within the first twelve months of the agreement.

The Senior Secured Credit Facility contained financial covenants that, among other things, required us to maintain liquidity of at least $10 million, comprised of cash plus availability under borrowings, and limited our maximum total leverage ratio (total indebtedness with a maturity greater than twelve months to earnings before interest, taxes, depreciation and amortization and certain other adjustments, as defined by the terms of the Senior Secured Credit Facility agreement). The leverage ratio became more restrictive in each of 2012, 2013 and 2014. The Senior Secured Credit Facility also required us to maintain other affirmative and negative covenants. The Company was in compliance with all such covenants as of December 31, 2012.

On November 29, 2013, we entered into an amendment to the existing Senior Secured Credit Facility with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced the $25.0 million Term Loan and the $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. The Company was in compliance with all such covenants as of December 31, 2013. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017.

As of December 31, 2013, we had net operating loss carryforwards in the United States available to reduce future federal taxable income of $14.2 million, and we had net operating loss carryforwards in Ireland available to reduce future taxable income of $10.3 million and in the United Kingdom available to reduce future taxable income of $3.1 million. If unused, our net operating loss carryforwards in the United States expire at various dates through 2033, while those in Ireland and the United Kingdom may be carried forward indefinitely. In certain circumstances, usage of our net operating loss carryforwards in the United States and Ireland may be limited.

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 27,589 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through November 2018. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Tempe, Arizona and Atlanta, Georgia for our sales teams and Reading, U.K. for a customer care center under lease agreements that expire at various dates through 2019.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2015.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2014.

The following table summarizes our contractual obligations at December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Amended Revolving Credit Facility(1)	$327	$95	$192	$40	$—
Capital lease obligations(2)	654	486	168	—	—
Operating lease obligations(3)	16,117	3,067	6,271	4,711	2,068
Outstanding purchase obligations(4)	8,840	7,177	1,663	—	—
Data center commitments(5)	3,338	2,190	1,148	—	—

Total(6)	$29,276	$13,015	$9,442	$4,751	$2,068

(1)	Represents the contractually required unused line fees and service fees contractually required under our Amended Revolving Credit Facility in existence at December 31, 2013.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2013 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2013 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of December 31, 2013. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of December 31, 2013 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $2.1 million recorded as liabilities for unrecognized tax benefits (inclusive of $1.9 million of accrued interest and penalties) as of December 31, 2013 as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority because the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 12 to our unaudited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on income taxes.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The adoption of this standard will not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 addresses a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of this guidance is to resolve the diversity in practice about the appropriate guidance to apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 provides that the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) that amended ASU 2011-12 and ASU 2011-05. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. These amendments are disclosure related and will not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012 and was adopted by the Company on a retrospective basis in the first quarter of fiscal 2013 and there were no amounts reclassified out of accumulated other comprehensive income during the periods presented. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We face exposure to adverse movements in foreign currency exchange rates and changes in interest rates. Portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the euro, the British pound, the Canadian dollar, and the Australian dollar with respect to revenues, expenses and intercompany payables and receivables. These exposures may change over time as business practices evolve.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction losses of $1.1 million and $24 thousand were recorded for the years ended December 31, 2013 and 2012. Net foreign currency transaction gains of $0.2 million were recorded for the year ended December 31, 2011.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation gains of $1.2 million and $0.1 million were recorded for the years ended December 31, 2013 and 2012. Net foreign currency translation losses of $0.5 million were recorded for the year ended December 31, 2011.

For the years ended December 31, 2013 and 2012, approximately 8.8% and 10.0%, respectively, of our revenues and approximately15.5% and 14.8%, respectively, of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. In addition, 10.3% of our assets and 3.6% of our liabilities were subject to foreign currency translation exposure as of December 31, 2013 as compared to 5.4% of our assets and 6.3% of our liabilities as of December 31, 2012.

Currently, our largest foreign currency exposures are those with respect to the euro, the British pound, and the Australian dollar. Relative to foreign currency exposures existing at December 31, 2013, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the year ended December 31, 2013, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $1.7 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of December 31, 2013. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. The Amended Revolving Credit Facility, which earns variable rates of interest, exposes us to interest rate risk. Based on the $23.8 million outstanding principal amount of our variable-rate indebtedness at December 31, 2013 under the Amended Revolving Credit Facility, a one percentage point change in the interest rates above the floor of 4.5% would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million. However, interest cannot decrease from the 4.5% rate we were paying as of December 31, 2013 as our Amended Revolving Credit Facility does not allow for us to pay interest at a rate of less than 4.5% on our principal balances.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last two fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although the Company maintains its cash balances with accredited financial institutions, the Company had substantially all cash balances at financial institutions without or in excess of federally insured limits at December 31, 2013 and 2012. The Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Liquidity Risk

We believe that our cash and borrowings available under our Amended Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

On May 10, 2012, we entered into a credit facility with Wells Fargo Capital Finance, LLC, as administrative agent and lender, consisting of a $25 million term loan, or the Term Loan, and a $25 million revolving line of credit, or the Revolving Credit Facility, which expires on May 10, 2017 and which we refer to collectively as the Senior Secured Credit Facility. The Senior Secured Credit Facility is collateralized by a senior first-priority lien on all of our assets and property, subject to certain customary exclusions. The purpose of the Senior Secured Credit Facility was to repay the outstanding principal of the Senior Secured Notes, which was repaid on May 10, 2012 with proceeds of the $25 million Term Loan, and to provide us with an additional source of liquidity. Borrowings under the Revolving Credit Facility are subject to drawdown limitations based on financial ratios. As of December 31, 2012, no borrowings were outstanding under the Revolving Credit Facility.

The interest rate on the Term Loan and borrowings under the Revolving Credit Facility is either (a) LIBOR plus 3.5% per annum, but not less than 4.5% per annum, or (b) at our option, subject to certain conditions, base rate plus 2.5% per annum, but not less than 5.5% per annum. Principal due under the Term Loan is payable quarterly commencing on December 31, 2012, with $0.3 million due in 2012, $1.3 million due in 2013, $1.4 million due in 2014, $2.0 million due in 2015, $2.5 million due in 2016 and $17.5 million due in 2017. All amounts borrowed under the Revolving Credit Facility are due and payable on May 10, 2017. Borrowings under the Senior Secured Credit Facility require a 1% prepayment penalty if the facility is terminated within the first twelve months of the agreement.

The Senior Secured Credit Facility contains financial covenants that, among other things, required us to maintain liquidity of at least $10 million, comprised of cash plus availability under borrowings, and limits our maximum total leverage ratio (total indebtedness with a maturity greater than twelve months to earnings before interest, taxes, depreciation and amortization and certain other adjustments, as defined by the terms of the Senior Secured Credit Facility agreement). The leverage ratio became more restrictive in each of 2012, 2013 and 2014. The Senior Secured Credit Facility also required us to maintain other affirmative and negative covenants.

On November 29, 2013, we entered into an amendment to the existing Senior Secured Credit Facility with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced the $25.0 million Term Loan and the $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of November 29, 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As of December 31, 2013, we had $23.8 million borrowings outstanding under the Amended Revolving Credit Facility.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Fleetmatics Group PLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable convertible preferred shares and shareholders’ equity (deficit), comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Fleetmatics Group PLC and its subsidiaries at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 17, 2014

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash	$137,171	$100,087
Restricted cash	64	64
Accounts receivable, net of allowances of $1,395 and $887 at December 31, 2013 and 2012, respectively	20,240	8,871
Deferred tax assets	6,505	8,402
Prepaid expenses and other current assets	13,675	10,371

Total current assets	177,655	127,795
Property and equipment, net	61,732	41,132
Goodwill	28,706	24,879
Intangible assets, net	7,765	7,013
Deferred tax assets, net	1,282	1,084
Other assets	9,399	8,722

Total assets	$286,539	$210,625

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,952	$9,115
Accrued expenses and other current liabilities	14,855	11,764
Deferred revenue	21,163	17,087
Current portion of long-term debt	—	1,250

Total current liabilities	45,970	39,216
Deferred revenue	9,029	8,931
Accrued income taxes	2,094	14,559
Long-term debt, net of discount of $556 at December 31, 2012	23,750	22,881
Other liabilities	3,888	4,016

Total liabilities	84,731	89,603

Commitments and contingencies (Note 18)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 37,023,781 and 34,584,868 shares issued and outstanding at December 31, 2013 and 2012, respectively	709	660
Deferred shares, €0.01 par value; 5,000,004 shares authorized and 2,230,334 issued and outstanding at December 31, 2013 and 2012	29	29
Additional paid-in capital	277,084	227,990
Accumulated other comprehensive income	1,812	626
Accumulated deficit	(77,826)	(108,283)

Total shareholders’ equity	201,808	121,022

Total liabilities and shareholders’ equity	$286,539	$210,625

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Subscription revenue	$177,350	$127,451	$92,317
Cost of subscription revenue	43,858	35,507	28,631

Gross profit	133,492	91,944	63,686

Operating expenses:
Sales and marketing	56,589	41,138	33,391
Research and development	11,036	7,379	6,021
General and administrative	36,375	31,047	18,309

Total operating expenses	104,000	79,564	57,721

Income from operations	29,492	12,380	5,965
Interest income (expense), net	(1,999)	(2,075)	(2,386)
Foreign currency transaction gain (loss), net	(1,139)	(24)	155
Loss on extinguishment of debt	—	(934)	—
Other income (expense), net	—	(32)	—

Income before income taxes	26,354	9,315	3,734
Provision for (benefit from) income taxes	(4,103)	3,907	865

Net income	30,457	5,408	2,869
Accretion of redeemable convertible preferred shares to redemption value	—	(335)	(446)
Net income attributable to participating securities	—	—	(2,294)

Net income attributable to ordinary shareholders	$30,457	$5,073	$129

Net income per share attributable to ordinary shareholders:
Basic	$0.85	$0.58	$0.09

Diluted	$0.82	$0.50	$0.08

Weighted average ordinary shares outstanding:
Basic	35,722,300	8,822,169	1,497,150

Diluted	37,139,839	10,084,580	2,077,592

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A, B and C Redeemable Convertible Preferred Shares		Ordinary Shares		Deferred Shares		Additional Paid-In Capital	Note Receivable from Officer	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Share- holders’ Equity (Deficit)

	Shares	Amount	Shares	Par Value	Shares	Par Value
Balances at December 31, 2010	34,634,734	130,393	1,497,150	20	2,230,330	29	171	(143)	969	(116,560)	(115,514)
Share-based compensation	—	—	—	—	—	—	2,292	—	—	—	2,292
Accretion of redeemable convertible preferred shares to redemption value	—	446	—	—	—	—	(446)	—	—	—	(446)
Accrued interest income and foreign currency adjustment on note receivable from officer	—	—	—	—	—	—	—	(9)	—	—	(9)
Collection of note receivable from officer	—	—	—	—	—		—	152	—	—	152
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	—	—	—	—	(409)	—	(409)
Net income	—	—	—	—	—	—	—	—	—	2,869	2,869

Balances at December 31, 2011	34,634,734	130,839	1,497,150	20	2,230,330	29	2,017	—	560	(113,691)	(111,065)
Share-based compensation	—	—	—	—	—	—	2,422	—	—	—	2,422
Accretion of redeemable convertible preferred shares to redemption value	—	335	—	—	—	—	(335)	—	—	—	(335)
Exercises of stock options for ordinary shares	—	—	184,335	4	—	—	301	—	—	—	305
Excess tax benefits from share-based awards	—	—	—	—	—	—	(266)	—	—	—	(266)
Issuance of ordinary shares in initial public offering, net of offering costs	—	—	6,250,000	121	—	—	93,192	—	—	—	93,313
Conversion of redeemable convertible preferred shares to ordinary shares	(34,634,734)	(131,174)	26,653,383	515	—	—	130,659	—	—	—	131,174
Issuance of deferred shares	—	—	—	—	4	—	—	—	—	—	—
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	—	—	—	—	66	—	66
Net income	—	—	—	—	—	—	—	—	—	5,408	5,408

Balances at December 31, 2012	—	$—	34,584,868	$660	2,230,334	$29	$227,990	$—	$626	$(108,283)	$121,022
Share-based compensation	—	—	—	—	—	—	7,470	—	—	—	7,470
Exercises of stock options for ordinary shares	—	—	1,424,273	29	—	—	5,488	—	—	—	5,517
Excess tax benefits from share-based awards	—	—	—	—	—	—	3,813	—	—	—	3,813
Issuance of ordinary shares in secondary public offering, net of offering costs	—	—	1,000,000	20	—	—	32,040	—	—	—	32,060
Issuance of ordinary shares under employee stock purchase plan	—	—	14,640	—	—	—	283	—	—	—	283
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	—	—	—	—	1,186	—	1,186
Net income	—	—	—	—	—	—	—	—	—	30,457	30,457

Balances at December 31, 2013	—	$—	37,023,781	$709	2,230,334	$29	$277,084	$—	$1,812	$(77,826)	$201,808

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$30,457	$5,408	$2,869
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0	1,186	66	(409)

Total comprehensive income (loss)	1,186	66	(409)

Comprehensive income	$31,643	$5,474	$2,460

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$30,457	$5,408	$2,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,994	9,547	7,581
Amortization of capitalized in-vehicle devices owned by customers	960	668	344
Amortization of intangible assets	2,290	2,332	3,349
Amortization of deferred commissions, other deferred costs and debt discount	6,961	4,986	3,855
Provision for (benefit from) deferred tax assets	866	6,528	1,788
Provision for accounts receivable allowances	1,601	1,509	990
Unrealized foreign currency transaction (gain) loss	1,085	38	(178)
Loss on disposal of property and equipment and other assets	3,086	2,182	954
Share-based compensation	7,470	2,422	2,292
Loss on extinguishment of debt, non-cash portion	—	405	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(12,955)	(4,979)	(3,460)
Prepaid expenses and other current and long-term assets	(11,526)	(11,630)	(7,211)
Accounts payable, accrued expenses and other current liabilities	10,726	963	2,194
Excess (reversal of) tax benefits from share-based awards	(3,813)	266	—
Accrued income taxes	(12,465)	(3,266)	(1,015)
Deferred revenue	4,174	(489)	(12,547)

Net cash provided by operating activities	41,911	16,890	1,805

Cash flows from investing activities:
Purchases of property and equipment	(34,173)	(25,221)	(15,083)
Capitalization of internal-use software costs	(2,225)	(883)	(686)
Payment for acquisition, net of cash acquired	(6,786)	—	—
Net increase (decrease) in restricted cash	—	528	(387)

Net cash used in investing activities	(43,184)	(25,576)	(16,156)

Cash flows from financing activities:
Proceeds from (payments of) Term Loan	(938)	23,549	—
Proceeds from exercise of stock options	5,517	305	—
Proceeds from borrowings under Revolving Credit Facility	—	8,286	—
Payments of borrowings under Revolving Credit Facility	—	(8,286)	—
Proceeds from initial public offering, net of offering costs	—	94,667	—
Proceeds from secondary public offering, net of offering costs	32,060	—	—
Excess (reversal of) tax benefits from share-based awards	3,813	(266)	—
Collection of note receivable from officer	—	—	152
Payments of Senior Secured Notes	—	(17,500)	—
Payments of previously accrued initial public offering costs	(1,355)	—	—
Payments of capital lease obligations	(437)	(369)	(139)

Net cash provided by financing activities	38,660	100,386	13

Effect of exchange rate changes on cash	(303)	(228)	(101)

Net increase (decrease) in cash	37,084	91,472	(14,439)
Cash, beginning of period	100,087	8,615	23,054

Cash, end of period	$137,171	$100,087	$8,615

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,262	$1,913	$2,251
Cash paid for income taxes	$4,555	$1,841	$243
Supplemental disclosure of non-cash financing and investing activities:
Accretion of redeemable convertible preferred shares to redemption value	$—	$335	$446
Acquisition of property and equipment through capital leases	$427	$31	$1,152
Additions to property and equipment included in accounts payable at the balance sheet dates	$1,416	$2,173	$1,276
Initial public offering costs included in accounts payable at the balance sheet dates	$—	$1,354	$—
Issuance of ordinary shares under employee share purchase plan	$283	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business

Fleetmatics Group PLC (the “Company”) is a public limited company incorporated in the Republic of Ireland. On September 21, 2012, the company changed its corporate structure from a private limited company to a public limited company. On that date, the Company became the holding company of FleetMatics Group Limited (a private limited company incorporated in 2004 in the Republic of Ireland) and its subsidiaries by way of a share-for-share exchange in which the shareholders of FleetMatics Group Limited exchanged their shares in FleetMatics Group Limited for identical shares in Fleetmatics Group PLC. Upon the exchange, the historical consolidated financial statements of Fleetmatics Group Limited became the historical consolidated financial statements of Fleetmatics Group PLC.

The Company is a leading global provider of fleet management solutions delivered as software-as-a-service (“SaaS”). Its mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from vehicle and driver behavioral data. The Company offers Web-based and mobile solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. New customers for the Company’s SaaS offering typically enter into initial 36-month, non-cancelable subscription agreements, with amounts generally billed and due monthly; however, some customers prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a prepayment discount that is reflected in the pricing of the contract.

On September 21, 2012, the Company effected a 1-for-1.5 reverse stock split of its ordinary shares (including the number of shares authorized and par value) and a proportional adjustment to the existing conversion ratio for each series of Preferred Shares. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred share conversion ratios.

2. Initial Public Offering

On October 11, 2012, the Company completed an initial public offering (“IPO”) of its ordinary shares, which resulted in the sale of 6,250,000 ordinary shares by the Company and 2,734,375 ordinary shares by other selling shareholders at a price of $17.00 per ordinary share. The Company received net proceeds from the IPO of $93,313, based upon the price of $17.00 per ordinary share and after deducting underwriting discounts and commissions and offering costs paid by the Company. The Company received no proceeds from the sale of ordinary shares by the selling shareholders. Upon the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred shares converted into 26,653,383 ordinary shares.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. All dollar amounts in the financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are stated in thousands of U.S. dollars unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingencies at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the estimated average customer relationship period that is used for recognizing the deferred revenue of up-front fees and for amortizing the related deferred costs of in-vehicle devices, the valuation of accounts receivable and share-based awards, the assessment of amounts qualifying for capitalization as internal-use software, the valuation of assets and liabilities acquired in business combinations, the useful lives of intangible assets and property and equipment, the assessment of goodwill and long-lived assets for impairment, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of December 31, 2013 and 2012, we had no assets or liabilities that would be classified under this fair value hierarchy.

Restricted Cash

The Company is a party to various credit card and merchant services agreements under which it has pledged a continuing security interest in related deposit accounts in order to secure payment and performance of its obligations under the agreements. These restrictions may be lifted by the Company at will by canceling the agreements or reducing the lines of credit under these agreements. As of December 31, 2013 and 2012, $64 has been classified as restricted cash in the consolidated balance sheets related to these arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their original invoice amounts less an allowance for doubtful collections based on estimated losses resulting from the inability or unwillingness of customers to make required payments. The allowance is estimated at each reporting period based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectibility of its receivables in the determination of its allowance for doubtful accounts.

Concentration of Credit Risk and of Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although the Company maintains its cash balances with accredited financial institutions, the Company had substantially all cash balances at financial institutions without or in excess of federally insured limits at December 31, 2013 and 2012. The Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

No individual customer accounted for more than 10% of total subscription revenue for the years ended December 31, 2013 and 2012, and no individual customer accounted for more than 10% of net accounts receivable at December 31, 2013 and 2012.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization is recognized using the straight-line method over the following estimated useful lives:

In-vehicle devices—installed	4–6 years
Computer equipment	3 years
Internal-use software	3 years
Furniture and fixtures	4–6 years
Leasehold improvements	Shorter of life of lease or estimated useful life

For in-vehicle devices of which the Company retains ownership after they are installed in a customer’s fleet, the cost of the in-vehicle devices (including installation and shipping costs) is capitalized as property and equipment. The Company depreciates these assets on a straight-line basis over their expected useful lives of four to six years, beginning upon completion of installation. Related depreciation expense is recorded in cost of subscription revenue. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the in-vehicle device, the carrying value of the asset is depreciated in full with expense immediately recorded as cost of subscription revenue. Before installation in a customer’s fleet, in-vehicle devices of which the Company retains ownership are recorded within property and equipment (referred to as In-vehicle devices—uninstalled), but are not depreciated. Should an installed device require replacement, the cost of the replacement part or device is expensed and recorded as cost of subscription revenue when provided.

At each reporting period, the Company tests in-vehicle devices—installed for realizability through a review of customer accounts to identify (i) any significant changes in the financial condition of its customers, (ii) any customers who are past due on subscription payments owed and could become a credit risk, and (iii) any customers whose contract will be expiring without a follow-on renewal prior to the end of the estimated useful life of the in-vehicle device. If an impairment of the value of the in-vehicle device is identified, the carrying value of the in-vehicle device is depreciated in full, with expense immediately recorded as cost of subscription revenue.

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. Assets held under capital leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization of assets under capital leases is computed using the straight-line method over the shorter of the estimate useful life of the asset or the period of the related lease. The cost of expenditures for maintenance and repairs of assets is charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts and any resulting gain or loss is credited or charged to the consolidated statements of operations.

Internal-Use Software

Research and development costs are expensed as incurred, except for certain costs which are capitalized in connection with the development of its internal-use software and website. These capitalized costs are primarily related to the application software that is hosted by the Company and accessed by its customers through the Company’s website. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of this application software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of property and equipment and are amortized on a straight line basis over an estimated useful life of three years.

Business Combinations

In an acquisition of a business, the Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition-date fair values of the assets acquired and liabilities assumed. Transaction costs related to business combinations are expensed as incurred.

In addition, uncertain tax positions assumed and valuation allowances related to the net deferred tax assets acquired in connection with a business combination are estimated as of the acquisition date and recorded as part of the purchase. Thereafter, any changes to these uncertain tax positions and valuation allowances are recorded as part of the provision for income taxes in the consolidated statements of operations.

Goodwill and Other Intangible Assets

The Company records goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets acquired, identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized.

Definite-lived intangible assets subject to amortization include customer relationships, trademarks, acquired developed technology, and a patent for the Company’s vehicle tracking system. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset, which in general reflects the expected cash flows from each asset. The patent is amortized over its useful life of 20 years on a straight-line basis, as the pattern of consumption of the economic benefit of the asset cannot be reliably determined.

Impairment of Goodwill and Long-Lived Assets

Goodwill is tested for impairment annually or more frequently if events or circumstances occur that indicate an impairment may exist. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the Company’s use of the acquired assets in a business combination or the strategy for its overall business, and significant negative industry or economic trends. The Company performs its annual assessment for impairment of goodwill on October 31 and has determined it has a single reporting unit for testing goodwill for impairment. For purposes of assessing potential impairment, the Company first estimates the fair value of the reporting unit (based on the fair value of the Company’s outstanding ordinary shares) and compares that amount to the carrying value of the reporting unit (as reflected by the total carrying values of the Company’s shareholders’ equity

(deficit). If the Company determines that the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the goodwill is determined in the same manner used to determine the amount of goodwill in a business combination. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess. No goodwill impairment charges were recorded during the years ended December 31, 2013, 2012, and 2011.

Long-lived assets include property and equipment and definite-lived intangible assets subject to amortization. The Company evaluates its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. To evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. If the carrying value exceeds the sum of the expected undiscounted cash flows, an impairment loss on the long-lived asset to be held and used is recognized based on the excess of the asset’s carrying value over its fair value, determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

Deferred Offering Costs

The Company capitalizes as other assets in the consolidated balance sheet certain legal, accounting and other third-party fees that are directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity (deficit) as a reduction of the additional paid-in capital generated as a result of the offering. Should an equity financing no longer be considered probable of being consummated, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations.

Subscription Revenue Recognition

The Company provides access to its software through subscription arrangements whereby the customer is charged a per subscribed-vehicle fee for access for a specified term. Subscription agreements contain multiple service elements and deliverables, including installation of in-vehicle devices, access to the Company’s on-demand software via its website, and support services delivered over the term of the arrangement. Agreements do not provide customers the right to take possession of the software at any time. The Company has determined that the elements of its subscription agreements do not have value to the customer on a standalone basis. As a result, the multiple elements within the subscription agreements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for all fees received under its subscription agreements as a single unit of accounting and, except for any up-front fees, recognizes the total fee amount ratably on a daily basis over the term of the subscription agreement. The Company only commences recognition of revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is deemed reasonably assured, and recurring services have commenced. The Company’s initial subscription agreements typically have contract terms of 36 months.

For the limited number of customer arrangements in which title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device, the Company receives an up-front fee from the customer. As the in-vehicle devices do not have value to the customer on a standalone basis, the delivery or installation of the in-vehicle devices does not represent the culmination of a separate earning process associated with the payment of the up-front fee. Accordingly, the Company records the amount of the up-front fee as deferred revenue upon invoicing and recognizes that amount as revenue ratably on a daily basis over the estimated average customer relationship period of six years, which is longer than the typical subscription agreement term of 36 months. If a customer permanently ceases use of the Company’s subscription service at any point when a balance of deferred revenue from this up-front payment exists, the Company recognizes the remaining balance of the deferred revenue in the period of notification. Changes in the typical customer contractual term, customer behavior, competition or economic conditions could affect the Company’s estimates of the average customer relationship period. The Company reviews the estimated average customer relationship period on an annual basis and accounts for changes prospectively.

Deferred Revenue

Deferred revenue represents amounts billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue primarily consists of prepayments made by customers for future periods and, to a lesser extent, the unearned portion of monthly billed subscription fees and up-front payments from customers for in-vehicle devices whose ownership transfers to them upon delivery or installation. Prior to 2011, some customer contracts were paid in advance for the full, multiple-year term. Since that time, the Company’s payment terms are typically monthly in advance; however, the Company continues to enable its customers to prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a prepayment discount that is reflected in the pricing of the contract. As a result, the deferred revenue balance does not represent the total contract value of all multi-year, non-cancelable subscription agreements. In the consolidated balance sheets, deferred revenue that is expected to be recognized within one year is recorded as current deferred revenue while the remaining portion is recorded as non-current deferred revenue.

Deferred Commissions

The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. The Company pays commissions in full when it receives the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as expense immediately.

Commission costs capitalized during the years ended December 31, 2013 and 2012 totaled $8,945 and $6,798, respectively. Amortization of deferred commissions totaled $6,119, $4,693 and $3,556 for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $11,747 and $8,893 as of December 31, 2013 and 2012, respectively. Foreign exchange differences also contribute to changes in the net amount of these deferred commission costs.

Capitalized In-Vehicle Device Costs

For the limited number of customer arrangements in which title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device (for which the Company receives an up-front fee from the customer), the Company defers the costs of the installed in-vehicle devices (including installation and shipping costs) as they are directly related to the revenue that the Company derives from the sale of the devices and that it recognizes ratably over the estimated average customer relationship period of six years. The Company capitalizes these in-vehicle device costs and amortizes the deferred costs as expense ratably over the estimated average customer relationship period, in proportion to the recognition of the up-front fee revenue.

Costs of in-vehicle devices owned by customers that were capitalized during the years ended December 31, 2013 and 2012 totaled $402 and $2,260, respectively. Amortization of these capitalized costs totaled $960, $668, and $344 for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Capitalized costs related to these in-vehicle devices of which title has transferred to customers, net of amortization, are included in other current and long-term assets in the consolidated balance sheets which totaled $3,782 and $4,149 as of December 31, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected from each subsidiary and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company has subsidiaries in the United States, Ireland, the United Kingdom, Australia and Mexico. The functional currency for each of the Company’s subsidiaries is the local currency. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues from customers and expenses incurred are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. For the years ended December 31, 2013 and 2012, the Company recorded currency translation gains (losses) of $1,186 and $66, respectively, as foreign currency translation adjustments within shareholders’ equity (deficit).

The Company also incurs transaction gains and losses resulting from intercompany transactions of a short-term nature as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any resulting transaction gains or losses are recorded as foreign currency transaction gain (loss) in the consolidated statements of operations. Net foreign currency transaction gains (losses) of $(1,139), $(24), and $155 were recorded for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has concluded that its reporting currency is the U.S. dollar because the parent entity has received U.S. dollars upon the issuance of all equity securities to investors, the parent’s cash is held exclusively in U.S. dollar bank accounts, the parent’s intercompany transactions (primarily receivables from subsidiaries) are denominated in U.S. dollars, and a majority of its parent-related expenses are billed by vendors and paid in U.S. dollars.

Share-Based Compensation

The Company recognizes expense for stock options, market-based restricted stock awards and time-based restricted stock awards pursuant to ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires recognition of share-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. The fair value of the awards is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service conditions, while the graded-vesting method of expense recognition is applied to all awards with both service and performance conditions. The Company classifies share-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

The Company has share-based employee compensation plans which are described more fully in Note 16 to these consolidated financial statements.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $11,097, $6,471 and $3,632 for the years ended December 31, 2013, 2012 and 2011, respectively, and was included in sales and marketing expense in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in shareholders’ deficit that are excluded from net income (loss). For the years ended December 31, 2013, 2012 and 2011, the only item qualifying as other comprehensive income (loss) was foreign currency translation. For purposes of comprehensive income (loss) computations, the Company does not record income tax provisions or benefits for foreign currency translation adjustments as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries in the United States and the United Kingdom.

Net Income (Loss) Per Share

Upon the closing of the Company’s IPO on October 11, 2012, all of the Company’s outstanding redeemable convertible preferred shares were converted into ordinary shares. Prior to this conversion, the Company followed the two-class method when computing net income (loss) per share as the Company had issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of ordinary and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred shares contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, the two-class method did not apply for periods in which the Company reported a net loss or a net loss attributable to ordinary shareholders resulting from dividends, accretion or modifications to its redeemable convertible preferred shares.

Basic net income (loss) per share attributable to ordinary shareholders is computed by dividing the net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted net income (loss) per share attributable to ordinary shareholders is computed by dividing the diluted net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares, including potential dilutive ordinary shares assuming the dilutive effect of outstanding stock options and unvested restricted ordinary shares, as determined using the treasury stock method. For periods in which the Company has reported net losses, diluted net loss per ordinary share attributable to ordinary shareholders is the same as basic net loss per ordinary share attributable to ordinary shareholders, since dilutive ordinary shares are not assumed to have been issued if their effect is antidilutive.

Segment Data

The Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The Company has determined it operates in one segment, as its chief operating decision maker reviews financial information presented on only a consolidated basis (without any disaggregated revenue or operating income financial data) for purposes of allocating resources and evaluating financial performance.

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The adoption of this standard will not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 addresses a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of this guidance is to resolve the diversity in practice about the appropriate guidance to apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 provides that the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) that amended ASU 2011-12 and ASU 2011-05. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the consolidated statements of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. These amendments are disclosure related and will not have an impact on the Company’s financial position, results of operations, comprehensive income or cash flows. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012 and was adopted by the Company on a retrospective basis in the first quarter of fiscal 2013 and there were no amounts reclassified out of accumulated other comprehensive income during the periods presented. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Deferred commission costs	$6,122	$4,602
Prepaid taxes	2,438	1,962
Rebate receivable	1,096	766
Prepaid insurance	571	229
Capitalized costs of in-vehicle devices owned by customers	861	595
Prepaid subscription service fees	529	478
Prepaid software license fees and support	528	382
Other	1,530	1,357

Total	$13,675	$10,371

5. Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
In-vehicle devices—installed	$96,431	$71,110
In-vehicle devices—uninstalled	4,550	2,843
Computer equipment	6,645	3,984
Internal-use software	4,806	2,393
Furniture and fixtures	1,873	999
Leasehold improvements	1,813	687

Total property and equipment	116,118	82,016
Less: Accumulated depreciation and amortization	(54,386)	(40,884)

Property and equipment, net	$61,732	$41,132

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013, 2012, and 2011 totaled $12,994, $9,547, and $7,581, respectively, of which $11,684, $8,744, and $7,111 was recorded in cost of subscription revenue related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remainder was included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $48,373 and $34,097 at December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013 and 2012, the Company capitalized costs of $2,225 and $883, respectively, associated with the development of its internal-use software related to its on-demand software accessed by customers via its website and the website itself. Amortization expense of the internal-use software totaled $482, $573, and $336 during the years ended December 31, 2013, 2012, and 2011, respectively. The carrying value of capitalized internal-use software was $3,192 and $1,328 as of December 31, 2013 and 2012, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of December 31, 2013 and 2012, the gross amount of assets under capital leases totaled $1,593 and $1,121, respectively, and related accumulated amortization totaled $874 and $456, respectively.

During the years ended December 31, 2013, 2012, and 2011, the Company expensed $3,086, $2,150, and $950, respectively, associated with the replacement of installed in-vehicle devices resulting from the Company’s proactive migration to current technology and to a lesser degree a required replacement of those devices. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

6. Business Combination

On August 1, 2013, the Company acquired all of the stock and equity interests of Connect2Field Holdings Pty Limited (“Connect2Field”), an Australian-based privately-held software product company whose Web-based and mobile applications are delivered as SaaS. The total consideration of $6,935 consisted entirely of cash paid to acquire all of the assets of Connect2Field and to assume a nominal amount of liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $3,827. This acquisition reflects the Company’s strategy to acquire new customers and increase sales to existing customers by offering complementary products and technologies.

The following table summarizes the purchase price for Connect2Field and the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of August 1, 2013:

Purchase consideration:
Total purchase price, net of cash acquired	$6,786
Cash acquired	149

Total purchase consideration	$6,935

Assets acquired and liabilities assumed:
Cash	$149
Accounts receivable	3
Identifiable intangible assets	3,038
Goodwill	3,827

Total assets acquired, inclusive of goodwill	7,017
Accounts payable, accrued expenses and other current liabilities	(63)
Deferred revenue	(19)

Total liabilities assumed	(82)

Total	$6,935

The estimated fair value of the intangible assets acquired as of the acquisition date was $3,038 with a useful life of three years. The acquired intangible assets consisted of developed technology and was valued using the cost of reproduction method. In November 2013, the Company received $65 as a purchase price adjustment resulting from a minimum working capital requirement pursuant to the Purchase and Sale Agreement. The $65 working capital adjustment has been reflected in the purchase price allocation table above.

The results of Connect2Field have been included in the consolidated financial statements from the acquisition date of August 1, 2013. The results of Connect2Field were not included in pro forma combined historical results of operation of the Company as they are not material.

7. Goodwill and Intangible Assets

As of December 31, 2013 and 2012, the carrying amount of goodwill was $28,706 and $24,879, respectively, and resulted from the acquisition of Connect2Field in August 2013 and SageQuest in July 2010. The Company completed its annual impairment test of goodwill on October 31, 2013. No impairment of goodwill was recorded during the years ended December 31, 2013, 2012 and 2011.

Intangible assets consisted of the following as of December 31, 2013 and 2012, with gross and net amounts of foreign currency-denominated intangible assets reflected at December 31, 2013 and 2012 exchange rates, respectively:

	December 31, 2013
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(6,155)	$4,945
Acquired developed technology	4,338	(1,724)	2,614
Trademarks	400	(359)	41
Patent	248	(83)	165

Total	$16,086	$(8,321)	$7,765

	December 31, 2012
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(4,554)	$6,546
Acquired developed technology	1,300	(1,104)	196
Trademarks	400	(300)	100
Patent	237	(66)	171

Total	$13,037	$(6,024)	$7,013

Amortization expense related to intangible assets was $2,290, $2,332 and $3,349 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense of $631, $383 and $514 for the years ended December 31, 2013, 2012 and 2011, respectively, was included in the cost of subscription revenues in the consolidated statements of operations, and amortization expense of $1,659, $1,949 and $2,835 for the years ended December 31, 2013, 2012 and 2011, respectively, was included in sales and marketing expense in the consolidated statements of operations.

The estimated future amortization expense of intangible assets as of December 31, 2013 is as follows:

Years Ending December 31,
2014	$2,370
2015	2,103
2016	1,462
2017	706
2018	574
Thereafter	550

Total	$7,765

8. Other Assets

Other assets (non-current) consisted of the following as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Deferred commission costs	$5,625	$4,290
Capitalized costs of in-vehicle devices owned by customers	2,921	3,554
Other	853	878

Total	$9,399	$8,722

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Accrued payroll and related expenses	$7,720	$4,581
Accrued professional fees	1,782	2,933
Accrued insurance expense	723	455
Accrued litigation settlements	758	—
Accrued income taxes	23	767
Other	3,849	3,028

Total	$14,855	$11,764

10. Other Liabilities

Other liabilities (non-current) consisted of the following as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Deferred tax liabilities	$2,460	$3,327
Accrued rent	1,281	435
Capital lease obligations	147	254

Total	$3,888	$4,016

11. Long-term Debt

Senior Secured Notes

In conjunction with the SageQuest acquisition on July 30, 2010, the Company entered into a credit agreement with D.E. Shaw Direct Capital Portfolios, LLC (“DE Shaw”) for $17,500 of senior secured notes (the “Senior Secured Notes”). All of the assets of the Company, inclusive of the SageQuest assets acquired, were used to collateralize the Senior Secured Notes.

Principal amounts under the Senior Secured Notes were payable in monthly installments commencing March 2012 and continuing through the maturity date on July 30, 2014. Prepayment of the Senior Secured Notes would have been required upon (a) the sale of substantially all of the Company’s assets or a change in control upon the sale of equity, (b) the disposition, involuntary or voluntary, of any asset in a single transaction or series of related transactions in excess of $50, subject to permitted reinvestment, (c) a registered firm commitment underwritten public offering by the Company of its ordinary shares resulting in aggregate gross cash proceeds greater than $50,000 and in which the initial price to the public is at least $13.91 per share, as adjusted for any share capital subdivision or consolidation (a “Qualified Public Offering”), and (d) any excess cash flow generated by the Company, defined as (i) positive cash flow from operations, plus (ii) any cash flow from extraordinary receipts, less (iii) repayments of the Senior Secured Notes, less (iv) the unfinanced cash portion of capital expenditures net of any proceeds received from sales of fixed assets (each, a “Prepayment Event”). The maximum prepayment due upon a Prepayment Event would have varied based on the date that the Prepayment Event had occurred: prior to July 30, 2012, 103% of the principal balance plus accrued and unpaid interest would have been due; from July 31, 2012 through July 30, 2013, 101% of the principal balance plus accrued and unpaid interest would have been due; July 31, 2013 and thereafter, 100% of the principal balance plus accrued and unpaid interest would have been due. However, the prepayment would have been limited to the net proceeds generated in the Prepayment Event, except for in the case of excess cash flow. In the case of excess cash flow, the prepayment would have been limited to 50% of such excess cash flow.

The Senior Secured Notes bore interest at a floating rate of one-month LIBOR plus 9.50% per annum (based on actual days), but not less than 12.5%. As of December 31, 2011, the actual interest rate was 12.5%. Interest was payable monthly in arrears, commencing September 1, 2010 until the Senior Secured Notes were repaid in full. In the event of default and until the event of default was cured or waived, the interest rate was to be 2.5% per annum higher than the otherwise applicable interest rate.

On the issuance date, the Senior Secured Notes were recorded in the consolidated balance sheet net of discount of $690, related to fees assessed by the lender at that time. The carrying value of debt was being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the four-year term of the Senior Secured Notes to the maturity date. At December 31, 2011, the debt discount balance totaled $449. Accretion amounts recognized as interest expense for the year ended December 31, 2011 totaled $170.

The credit agreement required the Company to maintain financial covenants, one of which limited the Company’s maximum total leverage ratio (total indebtedness to earnings before interest, taxes, depreciation and amortization and certain other adjustments, as defined by the terms of the Senior Secured Notes agreement). The financial covenants would have become more restrictive in 2012 and 2013. In addition, the Company was required to maintain other affirmative, negative and financial covenants. The Company was not in compliance with certain of the covenants at December 31, 2011. However, the Company received a waiver of noncompliance from DE Shaw through May 31, 2012.

On May 10, 2012, the Company used the proceeds from the $25,000 Term Loan of its Senior Secured Credit Facility to pay in full all amounts due under the Senior Secured Notes, including principal then remaining of $17,063, prepayment premium of $512 and accrued interest. As a result of the early repayment of the Senior Secured Notes, in the year ended December 31, 2012, the Company recorded a loss on extinguishment of debt of $934, comprised of the write-off of unamortized debt discount of $387 and unamortized deferred financing cost of $18, the prepayment premium of $512 paid in cash, and associated legal fees of $17.

Senior Secured Credit Facility

On May 10, 2012, the Company entered into a credit facility with Wells Fargo Capital Finance, LLC consisting of a $25,000 term loan (the “Term Loan”) and a $25,000 revolving line of credit (the “Revolving Credit Facility”), which would have expired on May 10, 2017 (collectively, the “Senior Secured Credit Facility”). The Senior Secured Credit Facility was collateralized by a senior first lien on all assets and property of the Company. The purpose of the Senior Secured Credit Facility was to repay the outstanding principal of the Senior Secured Notes, which was repaid on May 10, 2012 with proceeds of the $25,000 Term Loan, and to provide an additional source of liquidity to the Company. Borrowings under the Revolving Credit Facility were subject to drawdown limitations based on financial ratios of the Company.

The interest rate on the Term Loan and borrowings under the Revolving Credit Facility was either (a) LIBOR plus 3.5% per annum, but not less than 4.5% per annum, or (b) at our option, subject to certain conditions, base rate plus 2.5% per annum, but not less than 5.5% per annum. Principal due under the Term Loan was payable in quarterly installments commencing on December 31, 2012, with $313 due in 2012, $1,250 due in 2013, $1,406 due in 2014, $2,031 due in 2015, $2,500 due in 2016 and $17,500 due in 2017. All amounts borrowed under the revolving line of credit were due and payable on May 10, 2017. Borrowings under the Senior Secured Credit Facility required a 1% prepayment penalty if the facility was terminated within the first twelve months of the agreement.

On the issuance date of May 10, 2012, the Term Loan was recorded in the consolidated balance sheet net of discount of $651, related to fees assessed by the lender at the time. The carrying value of this debt was being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the five-year term of the Term Loan to the maturity date. At December 31, 2012, the debt discount balance totaled $556. Accretion amounts recognized as interest expense for the year ended December 31, 2012 totaled $95. On the issuance date, the Company also capitalized deferred financing costs of $484 related to third-party fees incurred in connection with the Senior Secured Credit Facility. These deferred costs were being amortized through charges to interest expense using the effective-interest method over the five-year term of the Senior Secured Credit Facility to the expiration date. At December 31, 2012, deferred financing cost recorded in other current assets and other assets (non-current) were $106 and $307, and totaled $413. Amortization amounts recognized as interest expense for the year ended December 31, 2012 totaled $71.

The Senior Secured Credit Facility contained financial covenants that, among other things, required the Company to maintain liquidity of at least $10,000, comprised of cash plus availability under borrowings, and limited the Company’s maximum total leverage ratio (total indebtedness with a maturity greater than twelve months to earnings before interest, taxes, depreciation and amortization and certain other adjustments, as defined by the terms of the Senior Secured Credit Facility agreement). The leverage ratio became more restrictive in each of 2013 and 2014. The Senior Secured Credit Facility also required the Company to maintain other affirmative and negative covenants. The Company was in compliance with all such covenants as of December 31, 2012.

Amended Revolving Credit Facility

On November 29, 2013, Fleetmatics entered into an amendment to the existing Senior Secured Credit Facility with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced the $25,000 term loan (the “Term Loan”) and the $25,000 revolving line of credit with a $50,000 revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. The Company was in compliance with all such covenants as of December 31, 2013. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As a result of the repayment of the Term Loan in November 2013, the Company recorded as interest expense the unamortized debt discount of $426 and a $158 reduction of debt issuance costs.

12. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
Ireland	$16,975	$7,561	$6,549
Foreign	9,379	1,754	(2,815)

Income before income taxes	$26,354	$9,315	$3,734

The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
Current tax provision:
Ireland taxes	$2,647	$1,746	$481
Foreign taxes	(9,360)	(1,829)	(114)

Total current tax provision (benefit)	(6,713)	(83)	367

Deferred tax provision (benefit):
Ireland taxes	$(80)	$79	$1,054
Foreign taxes	2,690	3,911	(556)

Total deferred tax provision (benefit)	2,610	3,990	498

Total provision for (benefit from) income taxes	$(4,103)	$3,907	$865

A reconciliation of the Ireland statutory corporate income tax rate of 12.5% to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Ireland statutory corporate income tax rate	12.5%	12.5%	12.5%
Income (loss) of Irish non-trading entities	(0.5)	(9.9)	(11.5)
Foreign rate differential	9.0	5.1	(20.9)
Uncertain tax positions	(40.4)	14.8	16.2
Change in deferred tax asset valuation allowance	0.8	17.2	9.8
Permanent differences	2.9	3.5	17.1
Tax credits	(3.1)	(3.9)	—
Deferred charge on intercompany transaction	2.7	3.5	—
Other differences	0.5	(0.9)	—

Effective income tax rate	(15.6)%	41.9%	23.2%

The Company’s effective income tax rate for the years ended December 31, 2013 and 2012 was (15.6)% and 41.9%, respectively, on pre-tax income of $26,354 and $9,315, respectively. The Company’s effective tax rate for the year ended December 31, 2013 was lower than the statutory Irish rate of 12.5% due primarily to the net reversal of $10.6 million of reserves for uncertain tax positions along with related interest and penalties due to the expiration of a statute of limitations in the United States and Ireland research and development tax credits. The Company’s effective tax rate for the year ended December 31, 2012 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with its uncertain tax positions and an increase in the valuation allowance for deferred tax assets related to certain Irish net operating loss carryforwards. The increase associated with these items was partially offset by the release of reserves for uncertain tax positions due to the expiration of a statute of limitations in the United Kingdom, and to research and development credits earned in Ireland.

The components of net deferred tax assets and the related valuation allowance were as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$8,694	$6,394
Deferred revenue	3,165	6,552
Accrued expenses	736	1,233
Reserves and allowances	2,742	3,101
Share-based compensation	2,487	925
Other	512	—

Total deferred tax assets	18,336	18,205

Deferred tax liabilities:
Acquired intangible assets	(1,761)	(2,426)
Depreciation and amortization	(8,225)	(6,745)
Other	—	(294)

Total deferred tax liabilities	(9,986)	(9,465)

Valuation allowance	(3,023)	(2,581)

Net deferred tax assets	$5,327	$6,159

2013 current taxes payable relating to tax benefits of employee stock option grants was reduced to reflect exercises in 2013. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Windfall benefits used to reduce the 2013 current taxes payable were $3,813.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2010 and 2012. Some exercises resulted in windfalls. Although these additional tax benefits or windfalls are reflected in pre-2013 net operating loss carryforwards, pursuant to Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”), the additional tax benefit associated with the windfall is not recognized in additional paid-in capital, or APIC, until the deduction reduces taxes payable. Accordingly, since the tax benefit did not reduce our current taxes payable in 2012 due to net operating loss carryforwards, these windfall tax benefits were not reflected as an adjustment to APIC during 2012. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets at December 31, 2012 are $826. The Company uses the “tax law ordering” method for recognizing windfall benefits. The tax law ordering method recognizes an excess tax benefit when the stock option deduction is used on the Company’s tax return, before an NOL or another tax attribute.

As of December 31, 2013 and 2012, the Company had net operating loss carryforwards in the United States of approximately $32,431 and $11,218, respectively, available to reduce future federal taxable income and had approximately $5,938 and $4,046, respectively, available to reduce future state taxable income. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2013 are $20,352 and for 2012 are $2,139.

The federal net operating loss carryforwards will expire from 2026 through 2033, and the state net operating loss carryforwards will expire from 2017 through 2033. Under certain circumstances, the utilization of these net operating loss carryforwards on an annual basis may be limited under U.S. tax law.

As of December 31, 2013 and 2012, the Company had net operating loss carryforwards in Ireland of approximately $10,323, available to reduce future taxable income. These net operating loss carryforwards may be carried forward indefinitely, but utilization is limited to the same entity and trades that generated the losses. As of December 31, 2013 and 2012, the Company had net operating loss carryforwards in the United Kingdom of approximately $4,113 and $2,310, respectively, available to reduce future taxable income. These net operating loss carryforwards may be carried forward indefinitely. Windfalls included in the United Kingdom net operating loss carryforwards but not reflected in deferred tax assets for 2013 are $1,434 and for 2012 are $0.

As of December 31, 2013 and 2012, the Company’s net deferred tax asset balances of $5,327 and $6,159, respectively, are primarily related to the Company’s U.S. operations. The Company has concluded, based on the weight of available evidence, that those net deferred tax assets are more likely than not to be realized in the future.

As of December 31, 2013, the Company had recorded a valuation allowance of $2,581, $403, and $39 against its net deferred tax assets in Ireland, Australia, and Mexico, respectively, because the Company believes that it is not more likely than not that the tax assets, which consist principally of net operating loss carryforwards, will be realized. The utilization of the losses in Ireland is limited to certain types of income being generated by the Company. As of December 31, 2012, the Company had recorded a valuation allowance of $2,581 against its net deferred tax assets in Ireland because the Company believes that it is more not likely than not that the tax assets, which consist principally of net operating loss carryforwards, will be realized. The utilization of these losses is limited to certain types of income being generated by the Company.

In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities in the United States, Ireland and the United Kingdom. As of December 31, 2013, the Company remains subject to examination in the United States for tax years 2010 through 2013, in Ireland for tax years 2008 through 2013, and in the United Kingdom for tax years 2009 through 2013.

As of December 31, 2013 and 2012, the Company had recorded liabilities for unrecognized tax benefits of $195 and $7,276, respectively. During the years ended December 31, 2013 and 2012, the Company recorded as part of its provision for income taxes $866 and $1,470, respectively, of interest and penalties related to its unrecognized tax benefits. Accrued income taxes (non-current) recorded in the Company’s consolidated balance sheets as of December 31, 2013 and 2012, of $2,094 and $14,559, respectively, consisted of the liabilities recorded for unrecognized tax benefits of $195 and $7,276, respectively, as well as accrued interest and penalties totaling $1,899 and $7,283, respectively.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits, including those that were recorded against related deferred tax assets rather than as liabilities, but excluding amounts for accrued interest and penalties, is as follows:

(in thousands)
Unrecognized tax benefits at January 1, 2012	$16,026
Additions based on tax positions of current year	99
Reductions based on tax positions of prior years	(3,261)
Reductions based on lapse of statute of limitations	(89)

Unrecognized tax benefits at December 31, 2012	12,775
Additions based on tax positions of current year	223
Reductions based on lapse of statute of limitations	(11,718)

Unrecognized tax benefits at December 31, 2013	$1,280

As of December 31, 2013 and 2012, there were $1,280 and $10,519, respectively, of unrecognized tax benefits that, if recognized, would affect the Company’s provision for income taxes. These amounts include unrecognized tax benefits recorded against related deferred tax assets as well as those recorded as liabilities in the consolidated balance sheets. As of December 31, 2013, the Company’s foreign subsidiaries in the United States and the United Kingdom had no undistributed earnings. The Company does not reasonably expect the possibility of any significant changes in its’ unrecognized tax benefits over the next 12 months.

13. Redeemable Convertible Preferred Shares

The Company issued Series A redeemable convertible preferred shares with a €0.01375178 par value (the “Series A preferred shares”) in July 2008, issued Series B redeemable convertible preferred shares with a €0.01375178 par value (the “Series B preferred shares”) in July 2010, and issued Series C redeemable convertible preferred shares with a €0.01 par value (the “Series C preferred shares”) in November 2010 (collectively, the “Preferred Shares”). The Preferred Shares are classified outside of shareholders’ deficit because the shares contain redemption features that are not solely within the control of the Company. Upon the closing of the Company’s IPO on October 11, 2012, all of the Company’s outstanding redeemable convertible preferred shares converted into 26,653,383 ordinary shares.

Preferred Shares consisted of the following at December 31, 2011:

	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Redemption Value	Carrying Value	Ordinary Shares Issuable upon Conversion
Series A preferred shares	8,908,904	8,908,904	$40,001	$44,626	9,502,830
Series B preferred shares	6,150,095	6,150,095	19,004	18,432	4,100,063
Series C preferred shares	19,575,735	19,575,735	68,515	67,781	13,050,490

	34,634,734	34,634,734	$127,520	$130,839	26,653,383

The holders of the Preferred Shares had the following rights and preferences as of December 31, 2011:

Voting and Other Rights

Each holder of Preferred Shares was entitled to vote together with the holders of ordinary shares and was entitled to the number of votes equal to the number of ordinary shares into which such series of preferred shares could convert on the date of record or the effective date of the vote. In addition, the consent of at least a majority of the holders of Preferred Shares, voting together as a single class, was required to effect certain changes to the Company’s debt and equity structure and to effect certain other events. The consent of at least 75% of the holders of each series of preferred shares was required to effect changes to the rights and preferences of that series, and a vote of at least a majority of holders of the Preferred Shares was required to permit the issuance of any class of shares.

The holders of Preferred Shares had, pro rata with the holders of ordinary shares, (i) the right of first refusal on the Company’s issuance of additional Preferred Shares or ordinary shares, (ii) the right of refusal on a holder’s sale of Preferred Shares or ordinary shares (following the Company’s right of first refusal), and (iii) the right to participate in any sale of ordinary shares (other than ordinary shares that were issued upon conversion of Preferred Shares) to a third-party purchaser, including the right to sell the same percentage of their Preferred Shares, on a fully converted basis, or ordinary shares as the holder who entered into the agreement with the third-party purchaser.

Dividends

The Preferred Shares had no specific dividend rights; however, if dividends are declared, then the holders of the Preferred Shares, participating on a fully converted basis, rank equally with the holders of the ordinary shares with respect to those dividends.

Redemption

The Preferred Shares were redeemable at the option of the holders of at least a majority of the then outstanding shares of Preferred Shares, voting together as a single class on a fully converted basis. The Preferred Shares were redeemable in three annual installments, beginning on the date following the fourth anniversary of the original issue date of the Series C preferred shares (that is, on November 23, 2014) and ending on the date two years from such first redemption date at a price equal to the original issue price of $4.49 for Series A preferred shares, $3.09 for Series B preferred shares and $3.50 per share for Series C preferred shares (each, the “Original Issue Price”).

The difference between the aggregate amount initially recorded for each series of the Preferred Shares and the respective aggregate redemption value of each series of the Preferred Shares was being accreted to the redemption value of each series of Preferred Shares over the period from the date of issuance to the earliest redemption date (as may be adjusted) using the effective-interest method. The issuance of the Series B preferred shares modified the original redemption date of the Series A preferred shares from July 24, 2013 to July 30, 2014. The issuance of the Series C preferred shares modified the redemption dates of both the Series A preferred shares and the Series B preferred shares from July 30, 2014 to November 23, 2014. Upon each change of the redemption date, the effective-interest calculation was adjusted such that the difference between the then carrying value of the Series A preferred shares and Series B preferred shares (as of the dates of the change) and their respective redemption values would be then accreted over the new redemption period to the earliest redemption date of November 23, 2014.

Conversion

Each preferred share was convertible at the option of the holder at any time and all preferred shares mandatorily convert upon the vote of a majority of the holders of Preferred Shares, voting together as a single class on a fully converted basis. Each share of Preferred Shares was convertible into the number of fully paid ordinary shares as determined by dividing the respective Preferred Shares Original Issue Price by the conversion price in effect at the time. The conversion prices of the Series A preferred shares at issuance was $5.904116 and as of December 31, 2010 and 2011 was $4.209375. The conversion price of the Series B preferred shares at issuance and as of December 31, 2010 and 2011 was $4.635. The conversion price of the Series C preferred shares at issuance and as of December 31, 2010 and 2011 was $5.25. The Preferred Shares conversion prices were subject to adjustment in accordance with the Company’s Articles of Association for subsequent stock dividends, stock splits and other recapitalizations. In addition, the Articles of Association include a provision that provides for a reduction in the conversion price if there were subsequent issuances of ordinary shares for consideration per share less than the conversion price, which we refer to as the Conversion Price Protection provision.

Each preferred share automatically converts into ordinary shares at the then effective conversion price immediately upon the closing of the Company’s first underwritten public offering in which the aggregate proceeds raised exceed $50,000 and pursuant to which the initial price to the public is at least $13.91 per share (as adjusted for any share capital subdivision or consolidation). Upon the closing of the Company’s IPO on October 11, 2012, all of the Company’s outstanding redeemable convertible preferred shares converted into 26,653,383 ordinary shares.

Liquidation Preference

In the event of any liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of the then outstanding Preferred Shares were entitled, before any payment is made to the holders of the ordinary shares, to receive an amount per share equal to $4.49 for Series A preferred shares, $3.09 for Series B preferred shares and $3.50 per share for Series C preferred shares (each, the “Liquidation Preference”). In the event that the assets to be distributed are not sufficient to permit payment in full of such liquidation payments, the entire assets of the Company will be distributed ratably in proportion to the liquidation preference of the holders of the Preferred Shares. After the holders of the then outstanding Preferred Shares have been paid in full their liquidation payments, the remaining assets of the Company shall be distributed only to the holders of the ordinary shares on a pro rata basis. In the event of an acquisition or asset transfer, the holder of Preferred Shares were entitled to the distribution of proceeds equal to the greater of the Liquidation Preference or the consideration the holders would receive in a liquidation event had they exercised their conversion privilege immediately prior to such acquisition or asset transfer.

14. Deferred Shares

Deferred shares are non-voting, non-redeemable shares and carry no rights other than a lowest-priority right to share in the capital of the Company upon a winding-up or liquidation. The deferred shares were issued by the Company in order to ensure compliance with an Irish law requirement that no more than 90% of the issued share capital is redeemable and serve no other purpose.

In July 2008, the Company authorized 100,000,215,088 deferred shares with a par value of €0.00000001 per share. At the same time, the Company issued 705,658 deferred shares in lieu of fractional shares to the holders of ordinary shares who converted their ordinary shares into Series A preferred shares (see Note 13). Shortly after, upon the closing of the Series A preferred shares transaction, the 705,658 deferred shares were transferred back to the Company for no consideration. For both the issuance and the reacquisition, the Company ascribed no value to these deferred shares considering that they are non-voting, non-redeemable shares and carry no rights other than a lowest-priority right to share in the capital of the Company upon a winding-up or liquidation, and that they were transferred back to the Company for no consideration.

In July 2010, in connection with the issuance of Series B preferred shares (see Note 13), the Company converted 100,000,000,000 authorized and unissued deferred shares into 100,000 authorized ordinary shares and canceled the remaining 215,088 authorized and unissued deferred shares. As a result, authorized and issued deferred shares were reduced to zero and authorized and unissued ordinary shares were increased by 100,000 shares.

In November 2010, in connection with the issuance of the Series C preferred shares (see Note 13), the Company converted 2,230,330 authorized and unissued ordinary shares into 2,230,330 deferred shares with a par value of €0.01 per share. As a result, 2,230,330 deferred shares with a par value of €0.01 per share were authorized. These deferred shares were issued to the majority shareholder of the Company. The Company ascribed a value of $29 to the deferred shares issued, representing their aggregate par value, considering that they are non-voting, non-redeemable shares and carry no rights other than a €22 (or $29) lowest-priority right to share in the capital of the Company upon a winding-up or liquidation. As of December 31, 2013, there were 5,000,004 deferred shares authorized and 2,230,334 deferred shares issued and outstanding.

15. Ordinary Shares

Each holder of ordinary shares is entitled to one vote per share. The holders of ordinary shares are not entitled to receive dividends unless declared by the Board of Directors. The voting, dividend and liquidation rights of the holders of ordinary shares are subject to and qualified by the rights and preferences of the holders of the Preferred Shares. No dividends have been declared through December 31, 2013.

On October 11, 2012, we completed the initial public offering of our ordinary shares, which resulted in the issuance and sale of 6,250,000 ordinary shares by us and the sale of 2,734,375 ordinary shares by selling shareholders at a price of $17.00 per ordinary share. We received net proceeds from the initial public offering of $93,313, based upon the initial public offering price of $17.00 per ordinary share and after deducting underwriting discounts and commissions and offering costs paid by us. We received no proceeds from the sale of ordinary shares by the selling shareholders. Upon the closing of our initial public offering, all of our outstanding redeemable convertible preferred shares converted into 26,653,383 ordinary shares.

On July 30, 2013, we completed a follow-on public offering of our ordinary shares, which resulted in the sale of 1,000,000 ordinary shares by the Company and 9,925,000 ordinary shares by other selling shareholders at a price of $33.00 per ordinary share. The Company received net proceeds from this follow-on offering of $32,060, based upon the price of $33.00 per ordinary share after deducting underwriting discounts and commissions and offering costs paid by the Company. The Company received no proceeds from the sale of ordinary shares by the selling shareholders.

In 2006, in connection with the hiring of the Company’s Chief Executive Officer, the Company granted to the officer a stock option for the purchase of 466,666 ordinary shares, which vested over four years, 25% on the first anniversary of the grant date and monthly thereafter over the following 36 months. As permitted by the terms of the award, the officer early-exercised this option and received 466,666 restricted ordinary shares. The exercise price was financed by a full recourse loan made by the Company to the officer (see Note 20). The restricted ordinary shares were subject to (i) a repurchase restriction that allowed the Company the right to repurchase any unvested restricted shares at the lower of the exercise price or the then current fair value upon termination of the officer’s employment and (ii) a restriction on the officer’s ability to sell, transfer or assign unvested restricted shares. As of December 31, 2010, all of the restrictions with respect to the 466,666 ordinary shares had lapsed.

16. Share-Based Awards

2004 Share Option Plan

In 2004, the Board of Directors adopted and the Company’s shareholders approved the 2004 Share Option Plan (the “2004 Plan”). As amended in July 2010, the 2004 Plan permitted grants of options for the purchase of up to 3,151,369 ordinary shares to be issued to employees, directors and consultants. Under the 2004 Plan, options were to be granted with exercise prices no less than the fair market value per share of the Company’s ordinary shares on the grant date and have a maximum term of seven years. In conjunction with the approval by shareholders of the 2011 Stock Option and Incentive Plan in September 2011, the Board of Directors voted that no further options shall be granted under the 2004 Plan.

2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted and the Company’s shareholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, restricted stock units and cash-based awards at an exercise price no less than the fair market value per share of the Company’s ordinary shares on the grant date and with a maximum term of seven years. These awards may be granted to the Company’s employees and non-employee directors. The Company initially reserved 666,667 ordinary shares for issuance under the 2011 Plan. On May 9, 2012, the Company’s board of directors and shareholders increased the number of ordinary shares reserved for issuance under the 2011 Plan from 666,667 to 1,166,667, and on September 18, 2012 (unaudited), the Company’s Board of Directors and shareholders increased the number of ordinary shares reserved for issuance under the 2011 Plan by 466,667 shares from 1,166,667 to 1,633,334. On July 18, 2013, our Board of Directors approved and adopted an amendment and restatement to the 2011 Plan (the “Amended and Restated 2011 Plan”) and recommended that the Amended and Restated 2011 Plan be submitted to our shareholders for approval at our annual general meeting to be held on August 19, 2013. Our shareholders approved the Amended and Restated 2011 Plan on August 19, 2013. The authorized number of ordinary shares reserved for issuance under the Amended and Restated 2011 Plan increased from 1,633,334 to 1,883,334 and the number of shares reserved and available for issuance under the Amended and Restated 2011 Plan will automatically increase each February 1, beginning in 2014, by an amount equal to the lesser of (i) 4.75% of the number of ordinary shares issued and outstanding on the immediately preceding January 31 or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. In addition, per the terms of the 2011 Plan, ordinary shares previously reserved for issuance under the 2004 Plan that are not needed to fulfill the Company’s obligations for awards as a result of cancelation, forfeiture, expiration or net issuances of awards are to be added to the number of shares available for issuance under the 2011 Plan. On February 5, 2014, the Company’s Board of Directors elected the automatic increase to the number of ordinary shares reserved for issuance under the 2011 Plan calculated as 4.75% of the January 31, 2014 ordinary shares issued and outstanding increasing the number of shares reserved for issuance under the 2011 Plan by 1,761,450 shares from 1,883,334 to 3,644,784.

The Company grants share-based awards with employment service conditions only (“service-based” awards) and share-based awards with both employment service and performance conditions (“performance-based” awards). The Company applies the fair value recognition provisions for all share-based awards granted or modified and records compensation costs over the requisite service period of the award based on the grant-date fair value. The straight-line method is applied to all service-based awards granted, while the graded-vesting method is applied to all performance-based awards granted. The requisite service period for service-based awards is generally four years, with restrictions lapsing evenly over the period.

2012 Employee Share Purchase Plan

In September 2012, the Company’s Board of Directors adopted and its shareholders approved the 2012 Employee Share Purchase Plan, which became effective upon the closing of the Company’s IPO in October 2012. The 2012 Employee Share Purchase Plan authorizes the issuance of up to 400,000 ordinary shares to participating employees.

All employees who have been employed for at least 30 days and whose customary employment is for more than 20 hours per week are eligible to participate in the 2012 Employee Share Purchase Plan. Any employee who owns 5% or more of the voting power or value of ordinary shares is not eligible to purchase shares under the 2012 Employee Share Purchase Plan. The Company will make one or more offerings each year to its employees to purchase shares under the 2012 Employee Share Purchase Plan. The first offering began during 2013 and subsequent offerings will usually begin on each May 1 and November 1 and will continue for six-month periods, referred to as offering periods. Each eligible employee may elect to participate in any offering by submitting an enrollment form at least 15 days before the relevant offering date.

Each employee who is a participant in the 2012 Employee Share Purchase Plan may purchase shares by authorizing payroll deductions of up to 15% of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase ordinary shares on the last business day of the offering period at a price equal to 85% of the fair market value of the ordinary shares on the first business day or the last business day of the offering period, whichever is lower, provided that no more than 2,500 ordinary shares may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25 worth of ordinary shares, valued at the start of the purchase period, under the 2012 Employee Share Purchase Plan in any calendar year.

The accumulated payroll deductions of any employee who is not a participant on the last day of an offering period will be refunded. An employee’s rights under the 2012 Employee Share Purchase Plan terminate upon voluntary withdrawal from the plan or when the employee ceases employment with us for any reason.

The 2012 Employee Share Purchase Plan may be terminated or amended by the Board of Directors at any time. An amendment that increases the number of ordinary shares that are authorized under the 2012 Employee Share Purchase Plan and certain other amendments require the approval of the Company’s shareholders.

Stock Option Valuation

The fair value of each share option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected term has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, which represents the average of the contractual term and the weighted average vesting period of the options. Expected volatility has been based on the historical volatility of the Company’s publicly traded peer companies as the Company has historically been a private company and lacks company-specific historical and implied volatility information. Expected dividend yield was based on the Company’s expectation of not paying cash dividends in the foreseeable future. The Company did not grant any stock options in the year ended December 31, 2013. The assumptions used to determine the fair value of stock options granted in the year ended December 31, 2012 are as follows, presented on a weighted average basis:

Year Ended December 31, 2012
Risk-free interest rate	0.63%
Expected term (in years)	4.1
Expected volatility	56%
Expected dividend yield	0%

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. For performance-based awards, the Company estimates the probability that the performance condition will be met. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to share-based compensation expense in future periods.

As required by the 2004 Plan and the 2011 Plan, the exercise price for awards granted is not to be less than the fair market value of ordinary shares as estimated by the Company’s Board of Directors as of the date of grant. Prior to the Company’s October 2012 IPO, we valued our ordinary shares by taking into consideration the most recently available valuation of ordinary shares performed by management and the Board of Directors as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. In December 2010 and during the first half of 2011, the Board of Directors granted stock options for the purchase of 1,798,611 and 35,667 ordinary shares, respectively, with a weighted average exercise price of $3.08 per share based on its determination of the value of ordinary shares. In November 2010, certain holders of the ordinary shares converted 10,193,347 ordinary shares into Series C convertible preferred shares on a 1-for-1.5 basis and immediately sold those preferred shares to an outside investor at $3.50 per share (see Note 13). Based on this transaction and solely for the purposes of accounting for share-based compensation for financial statement purposes, in mid-2011, the Company reassessed the fair value of its ordinary shares and determined it to be $5.25 per share as of November 2010 (and through June 2011). As a result, the grant-date fair value of each of the awards granted in December 2010 and in the first half of 2011 was revalued to reflect an underlying ordinary share fair value of $5.25. The difference between the original estimated fair value of $3.08 and the reassessed fair value of $5.25 of the Company’s ordinary shares resulted in an increase of $3,174 and $63 in the aggregate fair value of stock options granted in December 2010 and in first six months of 2011, respectively, which is being and will continue to be recorded as additional compensation expense in the consolidated statements of operations over the requisite service periods of between one and four years.

Stock Option Activity

Stock option activity during the years ended December 31, 2012 and 2013:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Years)
Outstanding at December 31, 2011	2,553,611	$3.11	5.3	$15,951
Granted(1)	902,977	$9.76
Exercised	(184,335)	$1.70
Forfeited and canceled	(314,738)	$8.35

Outstanding at December 31, 2012	2,957,515	$4.66	4.2	$60,383
Granted	—	$—
Exercised	(1,424,273)	$3.87
Forfeited and canceled	(55,419)	$7.45

Outstanding at December 31, 2013	1,477,823	$5.36	4.3	$55,989

Vested and expected to vest at December 31, 2013	1,439,712	$5.31	4.3	$54,630

Exercisable at December 31, 2013	798,141	$4.35	4.1	$31,052

(1)	On May 9, 2012, the Company’s Board of Directors specified the performance criteria for the stock options granted during the year ended December 31, 2011 for the purchase of 54,000 ordinary shares at an exercise price of $7.97. The performance criteria are based on Company operating metrics for 2012. As a result, as of May 9, 2012, these stock options were deemed granted for accounting purposes.

During the year ended December 31, 2012, the Company granted service-based stock options for the purchase of 496,088 ordinary shares with a grant-date fair value of $4.52 and granted performance-based stock options for the purchase of 406,889 ordinary shares with a grant-date fair value of $4.50 per share. The vesting of the performance-based stock options was determinable based on achievement of a tiered target of either or both unit sales and annual earnings before interest, taxes, depreciation and amortization (as adjusted) for the year ended December 31, 2012, for which a corresponding amount of shares under the option would become vested. Related to these performance-based stock options, as of December 31, 2012, options for the purchase of 261,573 ordinary shares were expected to vest as a result of achieving the specified performance targets.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s ordinary shares closing price of $43.25 and $25.16 as of December 31, 2013 and 2012, respectively. The weighted average grant-date fair value of stock options granted was $4.59 per share for the year ended December 31, 2012. The total intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was $41,075 and $2,726, respectively.

The unrecognized compensation expense associated with stock options outstanding at December 31, 2013 and 2012 was $2,073 and $4,520, respectively, which is expected to be recognized over weighted average periods of 1.6 years and 3.1 years, respectively.

For the years ended December 31, 2013, 2012 and 2011, the Company (i) recognized income tax benefits related to share-based compensation expense of $2,045, $60 and $719, respectively, as a component in calculating its provision for income taxes and (ii) recorded realized excess tax benefits from the exercises of stock options of $3,813, $(266) and $0, respectively, within shareholders’ equity.

Restricted Stock Unit Awards

During the year ended December 31, 2013, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 729,501 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 691,750 ordinary shares with a grant-date fair value of $26.16. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ended on December 31, 2013. Related to these PSUs, as of December 31, 2013, options for the purchase of 523,630 ordinary shares were expected to vest as a result of achieving the specified performance targets. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Year Ended December 31,
	2013	2012	2011
Cost of subscription revenue	$395	$136	$24
Sales and marketing	2,586	921	734
Research and development	1,069	187	155
General and administrative	3,420	1,178	1,379

Total	$7,470	$2,422	$2,292

17. Net Income (Loss) per Share

Basic and diluted net income per share attributable to ordinary shareholders was calculated as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Basic net income per share attributable to ordinary shareholders:
Numerator:
Net income	$30,457	$5,408	$2,869
Accretion of redeemable convertible preferred shares to redemption value	—	(335)	(446)
Net income attributable to participating securities	—	—	(2,294)

Net income attributable to ordinary shareholders	$30,457	$5,073	$129

Denominator:
Weighted average ordinary shares outstanding—basic	35,722,300	8,822,169	1,497,150

Net income per share attributable to ordinary shareholders—basic	$0.85	$0.58	$0.09

	Year Ended December 31,
	2013	2012	2011
Diluted net income per share attributable to ordinary shareholders:
Numerator:
Net income	$30,457	$5,408	$2,869
Accretion of redeemable convertible preferred shares to redemption value	—	(335)	(446)
Net income attributable to participating securities	—	—	(2,248)

Net income attributable to ordinary shareholders—diluted	$30,457	$5,073	$175

Denominator:
Weighted average ordinary shares outstanding—basic	35,722,300	8,822,169	1,497,150
Dilutive effect of ordinary share equivalents	1,417,539	1,262,411	580,442

Weighted average ordinary shares outstanding—diluted	37,139,839	10,084,580	2,077,592

Net income per share attributable to ordinary shareholders—diluted	$0.82	$0.50	$0.08

Stock options for the purchase of 0, 203,170 and 67,587 weighted average shares were excluded from the computation of diluted net income per share attributable to ordinary shareholders for the years ended December 31, 2013, 2012 and 2011, respectively, because those options had an antidilutive impact due to their exercise prices being greater than the average fair value of the Company’s ordinary shares for those periods.

18. Commitments and Contingencies

Lease Commitments

The Company leases its office space under non-cancelable operating leases, some of which contain payment escalations. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and records the difference between cash rent payments and rent expense recognized in the consolidated statements of operations as accrued rent within accrued expenses (current) and other liabilities (non-current). The Company also leases office equipment under operating leases that expire at various dates through 2014. At December 31, 2013, the accrued rent balance for office leases was $947, of which $125 was included in accrued expenses (current) and $822 was included in other long-term liabilities. At December 31, 2012, the accrued rent balance related for office leases was $476, of which $42 was included in accrued expenses (current) and $434 was included in other long-term liabilities.

Total rent expense under these operating leases was approximately $3,041, $1,652 and $1,387 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also leases furniture and computer equipment under capital leases that expire at various dates through 2015.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2013 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
2014	$3,067	$486	$3,553
2015	3,118	168	3,286
2016	3,153	—	3,153
2017	3,031	—	3,031
2018	1,680	—	1,680
Thereafter	2,068	—	2,068

Total	$16,117	654	$16,771

Less amount representing interest		(24)

Present value of minimum lease payments		$630

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at December 31, 2013 totaled $3,338, comprised of $2,190 due in the year ending December 31, 2014 and $1,148 due in the year ending December 31, 2015.

Purchase Commitments

As of December 31, 2013, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps and posted speed limits) and subscription fees for software services totaling $8,840, of which $7,177, $1,613 and $50 will become payable in the years ending December 31, 2014, 2015 and 2016, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2013 and 2012.

Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive notification alleging infringement of patent or other intellectual property rights. The Company is not a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation, that, in its opinion, would have a material adverse effect on its business or its consolidated financial position, results of operations or cash flows should such litigation be resolved unfavorably. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On January 2, 2014, we were sued by GPNE Corp. in a patent-infringement case (GPNE Corp. v. FleetMatics USA, LLC, Civil Action No. 13-2049 (LPS)) (United States District Court for the District of Delaware). The complaint alleges that we have infringed U.S. Patent No. 7,555,267 entitled “Network Communication System Wherein a Node Obtains Resources For Transmitting Data By Transmitting Two Reservation Requests” and U.S. Patent No. 8,086,240 entitled “Data Communications Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include a Count Value And Termination Indication Information.” GPNE Corp. is seeking damages rather than an injunction. As this matter is in its early stages, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On August 14, 2012, a putative class action complaint was filed in the Sixth Judicial Circuit in Pinellas County, Florida, entitled U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 1200-9933 CI-20. We removed the case to the United States District Court for the Middle District of Florida on September 13, 2012, U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 8:12-CV-2079. We moved to dismiss the complaint on September 20, 2012. Plaintiffs filed an amended complaint on October 4, 2012 and changed the case caption to Brevard Extraditions, Inc., d/b/a U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al. We moved to dismiss the amended complaint on October 18, 2012. The Court denied our motion to dismiss in part and granted it in part on September 27, 2013, and granted plaintiffs leave to file a second amended complaint. Plaintiffs filed a second amended complaint on October 11, 2013. The second amended complaint alleges essentially the same claims as previously alleged. On January 21, 2014, the parties executed an agreement to a settlement with class members for an aggregate of $525,000, which was subject to Court approval. On January 23, 2014, the Court issued an order granting preliminary approval of the class action settlement, conditionally certifying the settlement class, approving the form of notice to the class. In the order, the Court also set a hearing on final approval of the settlement for June 27, 2014. In the event the final settlement agreement is not approved, and, given the inherent uncertainties of litigation, we are unable to estimate a reasonably possible range of additional loss, if any, at this time, but there can be no assurance that this matter will not have a material adverse effect on our business, financial condition, operating results, and cash flows.

Management Services Agreement

The Company was party to a Management Services Agreement that required the Company to make payments of up to $15,000 through 2014 if certain performance targets were achieved (see Note 20). On August 20, 2012, the Company paid Privia an aggregate of $7,800 in full satisfaction of all present and future amounts that were payable by the Company under the agreement.

19. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company made no contributions to the plan during the years ended December 31, 2013 or 2012.

20. Related Party Transactions

Concurrent with the Series C preferred shares financing in November 2010 (see Note 13), the Company entered into a consulting and non-compete agreement (the “Management Services Agreement”) with Privia Enterprises Limited (“Privia”), a company controlled by certain of the Company’s former shareholders and members of its Board of Directors, one of whom continued to serve as a member of the Company’s Board of Directors as of December 31, 2011. Pursuant to this agreement, in exchange for consulting services to be performed by Privia, the Company agreed to pay Privia up to $15,000 in three separate installments if the Company sells a specified number of subscriptions, measured by unit installations, during each of the twelve months ending March 31, 2012, 2013 and 2014. These payments would be made after the conclusion of each measurement period and were scheduled to be paid as follows: $3,000 for the twelve months ending March 31, 2012, $5,000 for the twelve months ending March 31, 2013 and $7,000 for the twelve months ending March 31, 2014. The Company accrued for these payments during each of these three periods as the Company expected to sell the number of units that would require it to make this payout in full. The Company recorded expense of $5,303 and $2,217 for the years ended December 31, 2012 and 2011, respectively, for these future payments. As of December 31, 2012 and 2011 , amounts accrued under this agreement totaled $0 and $2,448, respectively, and were included in accrued expenses and other current liabilities as a component of accrued professional fees. On August 20, 2012, the Company paid Privia an aggregate of $7,800 in full satisfaction of all present and future amounts that were payable by the Company under the Management Services Agreement.

In 2006, in connection with the early exercise of stock options into 466,666 restricted ordinary shares, the Company received a full recourse note receivable from its Chief Executive Officer denominated in euros (totaling the equivalent of $106 at the issuance date of the note) and collateralized by the 466,666 restricted ordinary shares held by the officer. Interest on the note was payable annually at a rate of 6% per annum. As the note receivable was recourse in nature, the note receivable plus accrued interest was reported in the Company’s consolidated balance sheets from 2006 to December 31, 2010 as a component of shareholders’ deficit. During 2011, the officer repaid the principal balance of the note and accrued interest in full as scheduled, and as of December 31, 2011, no amount remained outstanding.

21. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 3).

The geographic area data below summarizes subscription revenue and long-lived tangible assets for the significant countries in which the Company operates:

	Year Ended December 31,
	2013	2012	2011
Subscription revenue(1):
United States	$155,554	$111,386	$78,776
United Kingdom	11,423	8,944	8,146
Ireland	3,880	3,742	4,474
All other countries	6,493	3,379	921

Total subscription revenue	$177,350	$127,451	$92,317

	Year Ended December 31,
	2013	2012	2011
Long-lived tangible assets(2):
United States	$51,085	$34,232	$21,607
United Kingdom	4,493	3,407	2,304
Ireland	6,082	3,493	2,937
All other countries	72	—	—

Total long-lived tangible assets	$61,732	$41,132	$26,848

(1)	Subscription revenue represents sales to external customers based on the location of the customer.
(2)	Long-lived tangible assets consist of property and equipment based on the country in which the assets are located and are reported at carrying value.

22. Valuation Accounts

Activity in allowance accounts related to accounts receivable and deferred tax assets consisted of the following:

	Balance at Beginning of Year	Charged to Operations		Deductions		Balance at End of Year
Year ended December 31, 2011:
Accounts receivable allowances	$856	990	(1)	(609	)(2)	$1,237
Deferred tax asset valuation allowance	$607	368		—		$975
Year ended December 31, 2012:
Accounts receivable allowances	$1,237	1,509	(1)	(1,859	)(2)	$887
Deferred tax asset valuation allowance	$975	1,606		—		$2,581
Year ended December 31, 2013:
Accounts receivable allowances	$887	1,601	(1)	(1,093	)(2)	$1,395
Deferred tax asset valuation allowance	$2,581	442		—		$3,023

(1)	Amounts represent charges to general and administrative expense for increases to the allowance for doubtful accounts.
(2)	Amounts represent cash collections from customers for accounts previously reserved and write-offs of accounts receivable recorded against the allowance for doubtful accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (1992). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have concluded our remediation efforts to address those remaining material weaknesses in existence as of September 30, 2013. As a result of such efforts, we have modified our system of internal controls as noted below, as applicable to the now remediated material weaknesses:

•

Implementation of Formalized Policies and Procedures – We have implemented a more structured monthly and quarterly close process to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including, but not limited to, those regarding proper financial statement classification, share-based compensation, and recognition of accruals. We have formalized and documented our consolidation and financial reporting policies and procedures as well as created a uniform set of standards and guidelines for our finance and accounting personnel across all of our subsidiaries, as well as at the consolidated level, and have added personnel with the appropriate experience to facilitate these processes. This approach has led to a more streamlined and consistent reporting process across all of our subsidiaries, as well as at the consolidated level, for both quarterly and year-end reporting. Further, we have formalized the development of policies and procedures memoranda across key accounting areas. This has enabled financial personnel to obtain information on our most important processes quickly and accurately, assisting in the overall result of consistency across all subsidiaries. Finally, we have begun the process of implementing additional functionality with our upgraded accounting system that will further enhance our ability to maintain the improved financial close process across all subsidiaries of the Company, as well as the consolidated level. Furthermore, our upgraded accounting system will enable consistent financial reporting across all subsidiaries as the business continues to grow.

•

Implementation of Financial Data Reviews – As a result of the additional employees added to the finance function, as well as the implementation of certain functionality of our upgraded general ledger system, we are able to process period end financial information on a more timely and predictable timeline. This has allowed for greater lead times between consolidation and reporting of financial information, which has provided, and will continue to provide, additional time for the review and analysis of monthly, quarterly and annual financial data and information. Further, as our improved processing of information has been in place for a period of time as of December 31, 2013, we have accumulated an ample quantity of cycles whereby such processing was in place, providing support for our conclusion that the controls noted herein were operating effectively as of December 31, 2013.

While our remediation efforts on the previously identified material weaknesses are complete, we continue to ensure that such controls are operating effectively, and in those efforts are supported by confirmation and testing by management, as well as the active oversight of the Audit Committee. While we feel that we have remediated the remaining two material weaknesses noted above, and that the related controls are operating effectively, we continue to seek improvements to enhance our control environment, and to identify other potential areas of improvement of the design of the controls already in place.

Changes in Internal Control Over Financial Reporting

The discussion above under Remediation of Material Weakness in Internal Control over Financial Reporting includes a description of the material changes to the Company’s internal control over financial reporting during the fourth quarter of 2013 that materially affected the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information for our directors and executive officers, their ages, and the positions held by each such person with Fleetmatics as of December 31, 2013. Unless otherwise stated, the address for our directors and officers is Block C, Cookstown Court, Belgard Road, Tallaght, Dublin 24, Ireland.

Name	Age	Position	Director or Executive Officer since	Expiration of director term
James M. Travers(1)	62	Chief Executive Officer and Chairman of the Board	2006	2015
Andrew G. Flett(2)(3)	40	Non-Executive Director	2008	2016
James F. Kelliher(3)(4)	54	Non-Executive Director	2012	2015
Jack Noonan(2)(4)(5)	66	Non-Executive Director	2012	2016
Liam Young(3)(4)	49	Non-Executive Director	2012	2014
Vincent De Palma	56	Non-Executive Director	2013	2016
Stephen Lifshatz	55	Chief Financial Officer	2010	N/A
John J. Goggin	54	Senior Vice President, Global Sales	2004	N/A
Peter Mitchell	40	Chief Technology Officer	2004	N/A
Andrew M. Reynolds	45	Senior Vice President, Global Business Development	2011	N/A

(1)	Executive director.
(2)	Member of the compensation committee.
(3)	Member of the audit committee.
(4)	Member of the nominating and corporate governance committee.
(5)	Lead director

Non-Executive Directors

Andrew G. Flett has served as a non-executive member of our Board of Directors since 2008 and is a member of the audit committee and the compensation committee. Mr. Flett was formerly a partner with Investcorp Technology Partners and is a 16 year private equity veteran with decades of experience in the technology industry. Mr. Flett was selected to serve as a director on our Board of Directors due to his finance experience and extensive knowledge of the information technology industry.

James F. Kelliher has served as a non-executive member of our Board of Directors since February 2012 and is a member of the audit committee and the nominating and corporate governance committee. Mr. Kelliher has served as the Chief Financial Officer of LogMeIn, Inc. since June 2006. From December 2002 to March 2006, Mr. Kelliher served as Chief Financial Officer of IMlogic, Inc., a venture-backed enterprise instant messaging company, where he was responsible for finance, legal and human resource activities. From 1991 to September 2002, Mr. Kelliher served in a number of capacities, including Senior Vice President, Finance, at Parametric Technology Corporation, a software development company. Mr. Kelliher was selected to serve as a director on our Board of Directors due to his financial and accounting expertise from his prior extensive experience in finance roles with both public and private corporations. Our Board of Directors has determined that Mr. Kelliher is an audit committee financial expert as defined under the applicable rules of the SEC.

Jack Noonan has served as a non-executive member of our Board of Directors since 2012 and is a member of the compensation committee and the nominating and corporate governance committee. Mr. Noonan served as chairman, president and chief executive officer of SPSS Inc., a software company in predictive analytics, from 1992 through the acquisition of SPSS Inc. by International Business Machines Corporation in 2009. Mr. Noonan

serves as a director of Morningstar, Inc., Lionbridge Technologies, Inc., Globalview Software, Inc. and PivotLink Corp. Mr. Noonan was selected to serve as a director on our Board of Directors due to his extensive experience in leadership positions in software companies and his service on the boards of directors of public companies.

Liam Young has served as a non-executive member of our Board of Directors since 2012 and is a member of the audit committee and the nominating and corporate governance committee. Mr. Young served as Founder, Director and Chief Executive Officer of Conduit plc, an Irish-based company specializing in European directory assistance services. Mr. Young was selected to serve as a director on our Board of Directors due to his extensive experience in fixed and mobile telecommunications companies.

Vincent De Palma has served as a non-executive member of our Board of Directors since November 2013. Mr. De Palma has served as the President and Chief Executive Officer of Shred-it since August 2009. From 2005 to 2009, Mr. De Palma served as President of Pitney Bowes Management Services, and from 1999 to 2005 Mr. De Palma served as President of Automatic Data Processing (ADP) Benefit Services. Mr. De Palma was selected to serve as director on our Board of Directors due to his extensive experience leading global companies that rely on fleet and field service worker optimization.

Executive Officers

James M. Travers joined Fleetmatics as Chief Executive Officer in September 2006. Prior to joining Fleetmatics, among other things, Mr. Travers served as Senior Vice President of GEAC Incorporated, an enterprise software services company. Mr. Travers has spent over 30 years in the software and technology industry and held various sales and leadership positions.

Stephen Lifshatz joined Fleetmatics as Chief Financial Officer in December 2010. Prior to joining Fleetmatics, Mr. Lifshatz was engaged as an independent consultant by several private equity firms to assist in the development and expansion of certain of their portfolio companies. Previously, Mr. Lifshatz served as Senior Vice President and Chief Financial Officer of Authoria, Inc. from September 2007 until January 2010 and of Lionbridge Technologies, Inc. from January 1997 until September 2007. Prior to Lionbridge, Mr. Lifshatz served as Vice President and Chief Financial Officer for The Dodge Group, Inc., an international software company, and in various senior financial positions at Marcam Corporation, a process-ERP software business. Mr. Lifshatz served on the Board of Directors of Amicas, Inc. from June 2007 until June 2010.

John J. Goggin joined Fleetmatics in December 2004 as Executive Vice President of Sales and Marketing. Prior to joining Fleetmatics, Mr. Goggin held the position of U.K. and Ireland Sales Director for Minorplanet Systems Plc. In 1998, Mr. Goggin founded Monitcom Ltd., an Irish fleet telematics company, to market the Minorplanet Systems Plc. telematics system under a franchise agreement in Ireland. Prior to 1998, Mr. Goggin spent 22 years in the commercial industrial refrigeration industry and held various sales leadership positions.

Peter Mitchell has been Chief Technology Officer of Fleetmatics since its inception in 2004. Prior to joining Fleetmatics, Mr. Mitchell was Chief Technology Officer and founding partner of WS2 from 1998 until 2004, when it was acquired by Fleetmatics. Prior to joining WS2, Mr. Mitchell, worked for Microsoft Corporation in its European headquarters in Dublin, Ireland, working on the Visual Studio team that developed Visual Basic 6.

Andrew M. Reynolds joined Fleetmatics as Senior Vice President, Global Business Development in June 2011. Prior to joining Fleetmatics, from 2007 until 2011, Mr. Reynolds served as Senior Vice President of corporate development at Art Technology Group, Inc., a publicly traded provider of e-commerce software applications and services, where he was responsible for strategic planning, M&A, and alliances. Mr. Reynolds served as Vice President of corporate development at Hyperion Solutions Corp. from 2002 until 2007. Mr. Reynolds has also held positions in management consulting, strategic marketing, and sales.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Prior to January 1, 2014, as a “foreign private issuer,” our directors, executive officers and holders of more than 10% of our ordinary shares were exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchase and sales of our securities. As of June 30, 2013, we determined that we no longer qualified as a foreign private issuer, which means that, as of January 1, 2014, we were required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, including the provisions of Section 16 of the Exchange Act. As such, we believe that all Section 16(a) filing requirements were complied with during the year ended December 31, 2013.

Code of Business Conduct and Ethics

We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act and the Exchange Act, which we refer to as our code of business conduct and ethics and which applies to all of our employees, officers and directors, including those officers responsible for financial reporting. A current copy of our code of business conduct and ethics is available in the Corporate Governance section of our website at http://ir.fleetmatics.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website.

Item 11.	Executive Compensation

Executive Compensation

This section explains how our executive compensation programs are designed and operate and provides information about the 2013 and 2012 compensation for the following executive officers (who we refer to as our named executive officers):

•	James M. Travers, President, Chief Executive Officer and Chairman of the Board

•	Stephen Lifshatz, Chief Financial Officer

•	Peter Mitchell, Chief Technology Officer

Summary of Executive Compensation

The following table provides information regarding the compensation for the years ended December 31, 2013 and 2012, earned by or paid to our Chief Executive Officer and our two other most highly-compensated executive officers, referred to as our named executive officers, as determined in accordance with applicable SEC rules.

Summary Compensation Table for the 2013 and 2012 Fiscal Years

Name and Principal Position	Year	Salary[1] ($)		Bonus ($)	Stock Awards[1] ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation[2] ($)	Non- Qualified Deferred Compensation Earnings ($)	Total ($)
James M. Travers	2013	$496,538		$—	$2,788,100	$—	$43,488	$14,585	$—	$3,342,711
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	2012	$350,000		$—	$—	$—	$289,317	$11,676	$—	$650,993
Stephen Lifshatz	2013	$340,385		$—	$1,792,350	$—	$33,577	$14,585	$—	$2,180,897
Chief Financial Officer (Principal Financial Officer)	2012	$300,000		$—	$—	$—	$327,729	$11,676	$—	$639,405
Peter Mitchell	2013	$275,820	(3)	$—	$1,593,200	$—	$36,379	$10,394	$—	$1,915,793
Chief Technology Officer	2012	$224,298	(3)	$—	$—	$—	$266,225	$9,018	$—	$499,541

(1)	The value of the awards has been computed in accordance with in FASB ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 15 to our consolidated financial statements included in this Form 10-K. These amounts do not represent the actual amounts paid to or realized by the Executive Officer for these awards during fiscal year 2013. The value as of the grant date for stock options and restricted stock awards is recognized over the number of days of service required for the grant to become vested. A portion of the amounts reported under the “Stock Awards” column represent performance-based awards whose performance targets were met as of December 31, 2013.
(2)	Includes the value of employer-provided health and welfare benefit; and for Mr. Mitchell also includes monthly pension benefit.
(3)	Pursuant to the terms of Mr. Mitchell’s employment agreement, Mr. Mitchell’s salary and bonus was paid in Euros (€). For purposes of reporting Mr. Mitchell’s salary and bonus payments for the years ended December 31, 2013 and 2012, an exchange rate of 1.3791 and 1.3194 were used, respectively, to convert such amounts to U.S. dollars ($). Such exchange rates were determined by reference to the daily foreign currency exchange rates published by the Central Bank of Ireland as of December 31, 2013 and 2012.

Executive Compensation Arrangements

We have entered into employment agreements with all of our named executive officers, which are described below. These agreements provide for at-will employment and generally include the named executive officer’s initial base salary, an indication of eligibility for an annual cash incentive award opportunity and equity awards, and potential payments and benefits due upon a termination of employment or a change in control. These employment arrangements are described below.

James M. Travers

In 2013, Mr. Travers had an annual base salary of $500,000 and a target bonus of $500,000. On May 1, 2013, Mr. Travers was awarded 122,500 performance stock units. This award is subject to the attainment of performance targets determined by the compensation committee. If the performance targets are met, the number of shares earned will vest over a four year period as follows: 25% will vest on March 15, 2014 and 25% will vest on March 15 of each of the next three years.

We entered into an employment agreement with Mr. Travers with an effective date as of January 1, 2013 and a term ending January 1, 2015. Mr. Travers’ employment agreement provides that if, prior to a change of control (as defined in the employment agreement) or after six months following a change of control, his employment is terminated without cause (as defined in the employment agreement) or he resigns his employment with us for good reason (as defined in the employment agreement), Mr. Travers will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for a period, which we refer to as the severance period, that ends on the later of (a) 12 months from the date of such termination and (b) the last day of the term of his agreement. His severance also includes Company-paid coverage for Mr. Travers and his eligible dependents under the applicable benefits plans for the applicable period following such termination. If, within six months of a change of control, we terminate Mr. Travers’s employment with us without cause or Mr. Travers resigns from such employment for good reason, he will be entitled to a lump sum payment equal to his annual base salary at the level in effect immediately prior to his termination date over the severance period plus a pro-rated portion of his annual target bonus based on achievement of then applicable corporate and personal performance metrics and his termination date, accelerated vesting of his options and Company-paid coverage for Mr. Travers and his eligible dependents under the applicable benefit plans for the severance period following such termination. If Mr. Travers voluntarily terminates his employment with us (except upon resignation for good reason) or we terminate his employment with us for cause, Mr. Travers will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to his outstanding equity awards and all compensation payments by us to Mr. Travers under the employment agreement will terminate immediately (except as to amounts already earned). If Mr. Travers’ employment with us terminates due to his death or disability, Mr. Travers will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Mr. Travers under the employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of options that have vested as of the date of such termination, a number of options will vest equal to the number of options that would have otherwise vested if Mr. Travers had remained employed with us through the one-year anniversary of the date of such termination.

Stephen Lifshatz

In 2013, Mr. Lifshatz had an annual base salary of $350,000 and a target bonus of $227,500. Mr. Lifshatz’ employment agreement provides that the Company will pay 100% of the cost of premiums for Company covered health, dental and vision benefits. On May 1, 2013, Mr. Lifshatz was awarded 78,750 performance stock units. This award is subject to the attainment of performance targets determined by the compensation committee. If the performance targets are met, the number of shares earned will vest over a four year period as follows: 25% will vest on March 15, 2014 and 25% will vest on March 15 of each of the next three years.

Mr. Lifshatz’ employment agreement provides that if, prior to or absent a change of control (as defined in the employment agreement), we terminate his employment without cause (as defined in the employment agreement) or Mr. Lifshatz resigns his employment with us for good reason (as defined in the employment agreement), he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months from the date of such termination and Company-paid coverage for Mr. Lifshatz and his eligible dependents under the applicable benefits plans for 12 months following such termination. Upon a change of control, 50% of any outstanding stock options not yet vested shall become immediately vested. If, within six months of a change of control, we terminate Mr. Lifshatz’ employment with us without cause or Mr. Lifshatz resigns from such employment for good reason, he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months and Company-paid coverage for Mr. Lifshatz and his eligible dependents under the applicable benefit plans for 12 months following such termination and 100% of any outstanding stock options not yet vested shall become immediately vested upon Mr. Lifshatz’ date of termination or resignation. If Mr. Lifshatz voluntarily terminates his employment with us (except upon resignation for good reason) or we terminate his employment with us for cause, Mr. Lifshatz will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to his outstanding options not yet vested and all compensation payments by us to Mr. Lifshatz under the employment agreement will terminate immediately (except as to amounts already earned). If Mr. Lifshatz’ employment with us terminates due to his death or disability, Mr. Lifshatz will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Mr. Lifshatz under his employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of shares of stock options that have vested as of the date of such termination, a number of shares of stock options will vest equal to the number of shares of stock options that would have otherwise vested if Mr. Lifshatz had remained employed with us through the one-year anniversary of the effective date (as defined in the employment agreement) immediately following the date of such termination.

Peter Mitchell

In 2013, Mr. Mitchell had an annual base salary of €200,000 (or approximately $276,000) per year and a target bonus of up to €120,000 (or approximately $167,000). Mr. Mitchell receives contributions to his pension plan in an amount equal to 5% of his annual salary. On May 1, 2013, Mr. Mitchell was awarded 70,000 performance stock units. This award is subject to the attainment of performance targets determined by the compensation committee. If the performance targets are met, the number of shares earned will vest over a four year period as follows: 25% will vest on March 15, 2014 and 25% will vest on March 15 of each of the next three years.

Mr. Mitchell’s employment agreement provides that if, prior to or absent a change of control (as defined in the employment agreement), we terminate his employment without cause (as defined in the employment agreement) or Mr. Mitchell resigns his employment with us for good reason (as defined in the employment agreement), he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 6 months from the date of such termination and Company-paid coverage for Mr. Mitchell under the applicable benefits plans for 6 months following such termination. If, within six months of a change of control, we terminate Mr. Mitchell’s employment with us without cause or Mr. Mitchell resigns from such employment for good reason, he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months and Company-paid coverage for Mr. Mitchell under the applicable benefits plans for 12 months following such termination and 100% of any outstanding stock options not yet vested shall become immediately vested upon Mr. Mitchell’s date of termination or resignation. If Mr. Mitchell voluntarily terminates his employment with us (except upon resignation for good reason) or we terminate his employment with us for cause, Mr. Mitchell will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to his outstanding options not yet vested and all compensation payments by us to Mr. Mitchell under the employment agreement will terminate immediately (except as to amounts already earned). If Mr. Mitchell’s employment with us terminates due to his death or disability, Mr. Mitchell will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Mr. Mitchell under his employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of shares of stock options that have vested as of the date of such termination, a number of shares of stock options will vest equal to the number of shares of stock options that would have otherwise vested if Mr. Mitchell had remained employed with us through the six-month anniversary of the date of such termination.

2013 Senior Executive Cash Incentive Bonus Plan

In 2012, our Board of Directors adopted the Senior Executive Cash Incentive Bonus Plan, or the Bonus Plan. The Bonus Plan provides for cash bonus payments based upon a combination of the Corporate Performance Goals and individual performance objectives established by our compensation committee. The payment targets are related to financial and operational measures or objectives with respect to our company, or Corporate Performance Goals, as well as individual performance objectives.

Our compensation committee may select Corporate Performance Goals from among the following: revenues; expense levels; cash flow (including, but not limited to, operating cash flow and free cash flow); business development and financing milestones; earnings before interest, taxes, depreciation and amortization; net income (loss) (either before or after interest, taxes, depreciation and/or amortization); changes in the market price of our ordinary shares; economic value-added; sales; acquisitions or strategic transactions; operating income (loss); return on capital, assets, equity, or investment; stockholder returns; return on sales; gross or net profit levels; productivity; expense; margins; operating efficiency; customer satisfaction; working capital; earnings (loss) per share of our ordinary shares; sales or market share and number of customers; number of subscribers; number of units; bookings; and Adjusted EBIDTA, any of which may be measured in absolute terms, as compared to any incremental increase, measured in terms of growth, or as compared to results of a peer group.

Each executive officer who is selected to participate in the Bonus Plan will have a target bonus opportunity set for each performance period. The bonus formulas are adopted in each performance period by the compensation committee and communicated to each executive. The Corporate Performance Goals are measured at the end of each performance period after our financial reports have been published or such other appropriate time as the compensation committee determines. If the Corporate Performance Goals and individual performance objectives are met, payments will be made as soon as practicable following the end of each performance period. Subject to the rights contained in any agreement between the executive officer and the Company, an executive officer must be employed by the Company on the bonus payment date to be eligible to receive a bonus payment. The Bonus Plan also permits the compensation committee to approve additional bonuses to executive officers in its sole discretion.

All of our named executive officers participated in the Bonus Plan in 2012. In December 2012, our Board of Directors approved the payment of 95% of the estimated bonus payout under the Bonus Plan in 2012 to our named executive officers by December 31, 2012. The final balance of the 2012 bonus was paid in 2013, upon the compensation committee’s determination of actual achievement of the performance targets for 2012.

All of our named executive officers participated in the Bonus Plan in 2013. The Corporate Performance Goals used to establish bonus targets for 2013 for the named executive officers were a combination of, Revenue, Adjusted EBITDA, and net unit sales. These Corporate Performance Goals were based on budgeted figures under the 2013 budget and financial plan. The threshold for achievement of the annual bonus was 90% based on goal achievement and the remaining 10% of the annual bonus was earned for each 1% over the 90% threshold, with the entire bonus earned at 100%. An accelerator provided for achievement above 100%, where 2% is earned for each 1% above the 100% threshold.

For 2013, Mr. Travers’ annual bonus was based on the achievement of two separate Corporate Performance Goals, each of which comprised 50% of Mr. Travers’ overall bonus opportunity. 60% of Mr. Lifshatz’ annual bonus for 2013 was based on Corporate Performance Goals, and 40% was based on the achievement of individual performance objectives. 45% of Mr. Mitchell’s annual bonus for 2013 was based on Corporate Performance Goals, and 55% on the achievement of individual performance objectives. Payments under the Bonus Plan in 2013 for these executives were structured on an annual basis and will be paid out by March 15, 2014.

The annual payments earned by our named executive officers and their annual target bonuses under the Bonus Plan in 2013 were as follows:

Named Executive Officer	Target Bonus	Actual Award Amount
James M. Travers	$500,000	$619,559
Stephen Lifshatz	$227,500	$296,720
Peter Mitchell	€120,000	€120,958

Outstanding Equity Awards at December 31, 2013

The following table sets forth information with respect to outstanding stock options and stock awards held by our named executive officers as of December 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year End

	Option Awards[1]					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3) ($)
James M. Travers	260,000	81,666	—	$3.075	12/28/2017	—	$—	122,500	$5,298,125
Stephen Lifshatz	94,195	76,736	—	$3.075	12/28/2017	—	—	78,750	3,405,938
Peter Mitchell	10,834	21,666	—	$3.075	12/28/2017	—	—	70,000	3,027,500

(1)	These stock options were granted on the date ten years prior to the expiration date and vest over four years from date of grant, at the rate of 25% on the first anniversary and 25% on each anniversary thereafter.
(2)	These restricted stock unit awards were granted on May 1, 2013 and are subject to restrictions on disposition that lapse over four years, 25% on March 15, 2014 and 25% on each of the next three years thereafter. These are performance based restricted stock units awards for which vesting is subject to attainment of certain financial performance targets for the fiscal year in which they are granted.
(3)	Determined based on the Company’s closing stock price of $43.25 on December 31, 2013.

Equity Compensation Plan Information

The following table provides information (in thousands, except option price) as of December 31, 2013, with respect to the securities authorized for issuance to our employees and directors under our equity compensation plans, consisting of the 2004 Share Option Plan, or the 2004 Plan, and the 2011 Stock Option and Incentive Plan, or the 2011 Plan. All of our equity compensation plans were adopted with the approval of our stockholders.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:	2,684,496	(1)	$14.68	1,106,808	(2)
Equity compensation plans not approved by security holders:	—		—	—

(1)	Includes 1,477,823 Ordinary Shares issuable upon the exercise of outstanding options and 1,206,673 Ordinary Shares issuable upon the vesting of restricted stock units.
(2)	Includes 400,000 Ordinary Shares available for grants under the Company’s 2012 Employee Share Purchase Plan.

Summary of Employee Benefit Plans

Share Options

The two equity incentive plans described in this section are the 2004 Plan and the 2011 Plan. Prior to our initial public offering, we granted awards to eligible participants under the 2004 Plan and under the 2011 Plan. Following the closing of our initial public offering, we grant awards to eligible participants only under the 2011 Plan.

2004 Plan

Our 2004 Plan was adopted by our Board of Directors in 2004 and has most recently been amended in 2012. We reserved 3,151,369 ordinary shares for issuance under our 2004 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The 2004 Plan, in contrast to the 2011 Plan described below, provides for the granting of standard options to acquire ordinary shares to employees of the Group, as defined in the 2004 Plan.

The 2004 Plan is administered by the compensation committee of our Board of Directors which has full power to select the employees to whom options will be granted and to determine the specific terms and conditions of each grant, subject to the provisions of the 2004 Plan.

The option exercise price of each option will be determined by our compensation committee but may not be less than 100% of the fair market value of our ordinary shares on the date of grant. The term of each option is fixed by the compensation committee and may not exceed seven years from the date of grant. The compensation committee assumed responsibility for determining at what time or times each option may be exercised when granting the option.

The 2004 Plan provides that, on a general offer to all of the holders of ordinary shares or the sanctioning by a court of a scheme for the merger or amalgamation of the company with another company, the holders of options will have six months to exercise their options (which period may be shortened in certain circumstances). If a holder fails to exercise his options during such period, his options will terminate. Alternatively, on a change of control of the company, options may, with the consent of the option holders, be substituted with new awards of the successor entity, on substantially identical terms.

Our Board of Directors may amend or discontinue the 2004 Plan but no such action may adversely affect rights of an option holder without the holder’s consent. Approval of our shareholders of amendments to the 2004 Plan will be obtained if required by law.

The 2004 Plan will terminate on the date that is ten years from the date of board approval of the 2004 Plan unless previously terminated.

2011 Plan

In 2011, our Board of Directors adopted the 2011 Plan which was approved by our shareholders in September 2011. The 2011 Plan is intended to ultimately replace the 2004 Plan. Our 2011 Plan provides us flexibility to use various equity-based incentive and other awards as compensation tools to motivate our workforce. These tools include options, restricted stock units and cash awards.

We initially reserved 666,667 ordinary shares for the issuance of awards under the 2011 Plan. In May 2012, we increased the number of ordinary shares reserved for issuance under our 2011 Plan to 1,166,667. In September 2012, we further increased the number of ordinary shares reserved for issuance under our 2011 Plan to 1,633,334. On July 18, 2013, our Board of Directors approved and adopted an amendment and restatement to the 2011 plan (the “2011 Plan Amendment”) and on August 19, 2013 our shareholders approved the 2011 Plan Amendment at our annual general meeting. The 2011 Plan Amendment increased the authorized number of ordinary shares reserved for issuance under the 2011 Plan to 1,883,334 and the number of shares reserved and available for issuance under the 2011 Plan, as amended, will automatically increase each February 1, beginning in 2014, by an amount equal to the lesser of (i) 4.75% of the number of ordinary shares issued and outstanding on the immediately preceding January 31 or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. In addition, shares from forfeited, expired, canceled or terminated awards from the 2004 Plan are also available for issuance under the 2011 Plan.

The shares we issue under the 2011 Plan will be authorized but unissued shares or shares that we reacquire. The ordinary shares underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of ordinary shares, expire or are otherwise terminated (other than by exercise) under the 2011 Plan are added back to the ordinary shares available for issuance under the 2011 Plan.

Stock options with respect to no more than 1,883,334 ordinary shares may be granted to any one individual in any one calendar year.

The 2011 Plan is administered by the compensation committee of the Board of Directors. The compensation committee has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2011 Plan. Both employees and non-employee directors are eligible to receive awards under the 2011 Plan.

The 2011 Plan permits the granting of both options to purchase ordinary shares intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The exercise price of each stock option will be determined by our compensation committee but may not be less than 100% of the fair market value of our ordinary shares on the date of grant or, in the case of an incentive stock option granted to a 10% owner, be less than 110% of the fair market value of our ordinary shares on the date of grant. The term of each stock option will be fixed by the compensation committee and may not exceed seven years from the date of grant (or five years in the case of certain option holders). The compensation committee will determine at what time or times each option may be exercised.

The compensation committee may award restricted stock units to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period. The compensation committee may also grant cash-based awards to participants subject to such conditions and restrictions as it may determine.

The compensation committee may grant performance-based awards to participants in the form of restricted stock units or cash-based awards upon the achievement of certain performance goals and such other conditions as the compensation committee shall determine. Our compensation committee may grant such performance-based awards under the 2011 Plan that are intended to qualify as “performance-based compensation” under Section 162(m) of the Code. Those awards would only vest or become payable upon the attainment of performance goals that are established by our compensation committee and related to one or more performance criteria. The performance criteria that would be used with respect to any such awards include: revenue, expense levels, cash flow, business development and financing milestones and developments, earnings before interest, taxes, depreciation and amortization, net income (loss) (either before or after interest, taxes, depreciation and/or amortization), changes in the market price of the stock, economic value-added, funds from operations or similar measure, sales or revenue, acquisitions or strategic transactions, operating income (loss), cash flow (including, but not limited to, operating cash flow and free cash flow), return on capital, assets, equity, or investment, shareholder returns, return on sales, gross or net profit levels, productivity, expense, margins, operating efficiency, customer satisfaction, working capital, earnings (loss) per share of stock, sales or market shares and number of customers, any of which may be measured either in absolute terms or as compared to any incremental increase or as compared to results of a peer group. From and after the time that we become subject to Section 162(m) of the Code, the maximum award that is intended to qualify as “performance-based compensation” under Section 162(m) of the Code that may be made to any one employee during any one calendar year period is 333,333 ordinary shares with respect to a share-based award and $5,000,000 with respect to a cash-based award.

The 2011 Plan provides that, except as otherwise specified by the compensation committee, upon the effectiveness of a “sale event” as defined in the 2011 Plan, all awards will terminate, unless provision is made in connection with the sale event in the sole discretion of the parties thereto for the assumption or continuation of awards granted by the successor entity. Alternatively, awards may be substituted with new awards of the successor entity, with appropriate adjustment to the number and kind of shares, as well as the exercise prices. In addition, in connection with a sale event, we may make or provide for a cash payment to participants holding options equal to the difference between the per share cash consideration payable to shareholders in the sale event and the exercise price of the options or each grantee may be permitted, within a specified period of time prior to the consummation of a sale event, to exercise all outstanding options held by such grantee. We also have the option, in our sole discretion, to make or procure a cash payment to grantees holding other awards, in exchange for cancellation thereof, in an amount equal to the per share cash consideration payable to shareholders (less per share exercise price) in the sale event multiplied by the number of ordinary shares underlying each such award.

Our Board of Directors may amend or discontinue the 2011 Plan and our compensation committee may amend or cancel outstanding awards for purposes of satisfying changes in law or any other lawful purpose, but no such action may adversely affect rights under an award without the shareholder’s consent. Certain amendments to the 2011 Plan may require the approval of our shareholders.

No awards may be granted under the 2011 Plan after the date that is seven years from the date of shareholder approval of the 2011 Plan.

2012 Employee Share Purchase Plan

In September 2012, our Board of Directors adopted and our shareholders approved the 2012 Employee Share Purchase Plan. The 2012 Employee Share Purchase Plan authorizes the issuance of up to a total of 400,000 ordinary shares to participating employees.

All employees who we have employed for at least 30 days and whose customary employment is for more than 20 hours a week are eligible to participate in the 2012 Employee Share Purchase Plan. Any employee who owns 5% or more of the voting power or value of ordinary shares is not eligible to purchase shares under the 2012 Employee Share Purchase Plan.

We will make one or more offerings each year to our employees to purchase shares under our 2012 Employee Share Purchase Plan. The first offering began on May 1, 2013 and ended on October 31, 2013. Subsequent offerings will usually begin on each November 1 and May 1 and will continue for six-month periods, referred to as offering periods. Each eligible employee may elect to participate in any offering by submitting an enrollment form at least 15 days before the relevant offering date.

Each employee who is a participant in the 2012 Employee Share Purchase Plan may purchase shares by authorizing payroll deductions of up to 15% of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase ordinary shares on the last business day of the offering period at a price equal to 85% of the fair market value of the ordinary shares on the first business day or the last business day of the offering period, whichever is lower, provided that no more than 2,500 ordinary shares may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of ordinary shares, valued at the start of the purchase period, under the 2012 Employee Share Purchase Plan in any calendar year.

The accumulated payroll deductions of any employee who is not a participant on the last day of an offering period will be refunded. An employee’s rights under the 2012 Employee Share Purchase Plan terminate upon voluntary withdrawal from the plan or when the employee ceases employment with us for any reason.

The 2012 Employee Share Purchase Plan may be terminated or amended by our Board of Directors at any time. An amendment that increases the number of ordinary shares that are authorized under the 2012 Employee Share Purchase Plan and certain other amendments require the approval of our shareholders.

401(k) Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. The Company made no contributions to the plan during the years ended December 31, 2013 or 2012.

Non-Executive Director Compensation

The following table provides information regarding compensation paid to our non-employee directors during the year ended December 31, 2013. During the year ended December 31, 2013, one director, Mr. Travers, Chief Executive Officer and Chairman of the Board, was an employee. Mr. Travers’ compensation is discussed in the section titled “Executive Compensation”.

Director Compensation in Fiscal Year 2013

Name	Fees Earned or Paid in Cash ($)		Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Noonan	$42,500		$208,350	$—	$—	$—	$—	$250,850
Andrew G. Flett	$6,685	(2)	$—	$—	$—	$—	$—	$6,685
James F. Kelliher	$50,000		$208,350	$—	$—	$—	$—	$258,350
Liam Young	$40,000		$694,514	$—	$—	$—	$—	$734,514
Vincent De Palma	$2,959	(3)	$440,429	$—	$—	$—	$—	$443,388

(1)	Represents the grant date fair value of restricted stock awards awarded in the fiscal year ended December 31, 2013 in accordance with FASB ASC Topic 718. The grant date fair value is the fair market value of our ordinary shares on the date of the grant. The restricted stock unit awards vest at the rate of 12.5% per quarter over two years.

(2)	Amount pro-rated to reflect Mr. Flett’s status as an independent director as of October 30, 2013.
(3)	Amount pro-rated to reflect Mr. De Palma’s joining the Board of Directors as of November 26, 2013.

Non-Executive Director Compensation Policy

In August 2012, we adopted a non-employee director compensation policy in connection with our initial public offering. Pursuant to this policy, upon election to our Board of Directors, each of our non-employee directors, subject to certain qualifications, is granted an option to purchase 33,334 shares of our then outstanding ordinary shares, subject to quarterly vesting over a two-year period from the vesting start date. In addition, each director who has served as a director for at least six months prior to our annual stockholder meeting is granted on the second anniversary of their initial grant, an annual option to purchase 8,334 shares of our then outstanding ordinary shares, subject to quarterly vesting over a one-year period from the vesting start date. The exercise price of the options will be greater than or equal to the fair market value of a share of our ordinary shares at the time of grant. Each of these directors receives $30,000 annually for general availability and participation in meetings and conference calls of our board of directors. Additionally, the audit committee chairperson receives $15,000 annually, an audit committee member receives $5,000, annually the compensation committee chairperson receives $10,000 annually, a compensation committee member receives $5,000 annually, the nominating and corporate governance committee chairperson receives $7,500 annually and a nominating and corporate governance committee member receives $5,000 annually.

In 2013, our Board of Directors amended its non-employee director compensation policy to provide that, on initial election to the Board of Directors, a new director will be granted 11,667 restricted stock units that vest quarterly of two years from the vesting start date. In addition, on the second anniversary of the vesting start date of the initial grant, each director who has served as a director for the previous six months will be grants 5,000 restricted stock units that vest quarterly over one year. The vesting on these restricted stock unit grants will cease if the director resigns from our Board of Directors or otherwise ceases to serve as director unless the Board of Directors determines that the circumstances warrant continuation of vesting.

We pay the reasonable costs and expenses incurred in connection with attending meetings of our Board of Directors and its committees. In addition, in February 2014, our Board of Directors determined that our lead director will receive $10,000 annually.

All fees in cash will be paid on a quarterly basis. Fees will be pro-rated for quarters during which a director serves only a portion of the quarter.

Compensation Committee Interlocks and Insider Participation

From January through December 2013, Messrs. Flett and Noonan served as members of the Compensation Committee. No member of the Compensation Committee was an employee or former employee of our Company or any of our subsidiaries. During the past year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee; (2) a director of another entity, one of whose executive officers served on the Compensation Committee; or (3) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director on our Board of Directors.

Report of the Compensation Committee of the Board of Directors

This report is submitted by the Compensation Committee of the Board of Directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K and discussed it with management. Based on its review of the Compensation Discussion and Analysis and its discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, through any general statement incorporating by reference in its entirety the Annual Report on Form 10-K in which this report appears, except to the extent that Fleetmatics specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Respectfully submitted by the Compensation Committee,

Andrew G. Flett

Jack Noonan

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial of our ordinary shares as of February 28, 2014:

•	by each person who is known by Fleetmatics to beneficially own more than 5% of our outstanding ordinary shares;

•	by each of our directors and nominees;

•	by each of our named executive officers in the Summary Compensation Table set forth under Executive Compensation; and

•	by all of our directors and executive officers as a group

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned(1)	Percent of Ownership(2)
Wells Capital Management Inc.(3)	6,380,849	17.2%
Wellington Management Company, LLP(4)	4,815,000	13.0%
T. Rowe Price Associates, Inc.(5)	3,400,000	9.2%
FMR LLC(6)	3,196,191	8.6%
Vincent De Palma	1,458	*
Andrew G. Flett	10,000	*
John J. Goggin(7)	9,132	*
James F. Kelliher(8)	40,417	*
Stephen Lifshatz(9)	118,068	*
Peter Mitchell(10)	43,751	*
Jack Noonan(11)	53,750	*
Andrew M. Reynolds(12)	27,369	*
James M. Travers(13)	361,717	1.0%
Liam Young(14)	12,499	*
All directors and executive officers as a group	678,161	1.8%

*	Represents less than 1% of the outstanding ordinary shares.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons listed in the table have sole voting and dispositive power with respect to their ordinary, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of ordinary shares deemed outstanding includes shares issuable upon settlement of restricted stock units held by the respective person or group that will vest within 60 days of February 28, 2014 and pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of February 28, 2014, which we refer to as presently exercisable stock options.
(2)	The percentages shown are based on 37,133,857 ordinary shares issued and outstanding as of February 28, 2014.
(3)	Wells Capital Management Inc.’s address is 525 Market Street, 10th Floor San Francisco, CA 94105-2708.
(4)	Wellington Management Company LLP’s address is 280 Congress Street, Boston, MA 02210.
(5)

These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (“Price Associates”) serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is the beneficial owner of such securities. Price Associates’ address is 100 E. Pratt Street, Baltimore, Maryland 21202.

(6)	FMR LLC’s address is 245 Summer Street, Boston, MA 02210.
(7)	Consists of 9,131 restricted share units that vest on March 15, 2014.
(8)	Consists of (i) 36,667 share options that are fully vested and (ii) 1,250 restricted share units that vest within 60 days after February 28, 2014.
(9)	Consists of (i) 98,379 share options exercisable within 60 days of February 28, 2014, 79,195 of which are fully vested, and (ii) 19,688 performance based restricted share units that will vest within 60 days after February 28, 2014.
(10)	Consists of (i) 16,250 share options exercisable within 60 days after February 28, 2014, 10,834 of which are fully vested; and (ii) 17,500 performance based restricted share units that will vest within 60 days after February 28, 2014.
(11)	Consists of (i) 50,000 share options exercisable within 60 days after February 28, 2014, all of which are fully vested; and (ii) 1,250 restricted share units that vest within 60 days after February 28, 2014.
(12)	Consists of (i) 22,994 share options fully vested and exercisable; and (ii) 4,375 performance based restricted share units that will vest within 60 days after February 28, 2014.
(13)	Consists of (i) 255,416 share options exercisable within 60 days after February 28, 2014, 235,000 of which are fully vested; and (ii) 30,625 performance based restricted share units that will vest within 60 days after February 28, 2014; and (iii) 75,675 shares held of record by Travers Holdings, LLC, which is wholly owned by James M. Travers.
(14)	Consists of 2,708 restricted share units that vest within 60 days after February 28, 2014.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

We had no related party transactions in 2013 exceeding $120,000 in the aggregate.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions”, which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. Our audit committee charter provides that the audit committee shall review and approve or disapprove any related party transactions.

Director Independence

In accordance with the NYSE corporate governance listing standards, a director will qualify as “independent” if our Board of Directors affirmatively determine that he has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

Pursuant to the corporate governance listing standards of the NYSE, a director employed by us cannot be deemed to be an “independent director” and consequently, Mr. Travers is not an independent director.

In 2013, our Board of Directors reviewed the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors determined that each of Messrs. Noonan, Flett, Young, Kelliher and Del Palma is “independent” in accordance with Section 303A.02(b) of the NYSE Listed Company Manual.

Our Board of Directors determined that all of the members of our Board of Directors’ three standing committees described below are independent, as defined under applicable NYSE and SEC rules and, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

The Company has engaged PricewaterhouseCoopers LLP, as its independent registered public accounting firm. The following table shows the aggregated fees billed by our principal accountant during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Audit Fees(1)	$1,371	$1,321
Audit-related Fees(2)	443	763
Tax Fees(3)	—	22
Other Fees(4)	12	10

Total	$1,826	$2,116

(1)	The “Audit Fees” represent fees for the respective year for professional services for the audit of our annual financial statements, the review of financial statements included in our quarterly financial statements and audit services provided in connection with other statutory or regulatory requirements. The Audit Committee pre-approved 100% of the “Audit Fees” in 2013 and 2012.
(2)	The “Audit-Related Fees” consist of fees for assurance and related services, including due diligence services, that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” The Audit Committee pre-approved 100% of the “Audit-Related Fees” in 2013 and 2012.
(3)	The “Tax Fees” include our payments to PricewaterhouseCoopers LLP in 2013 and 2012 for their consultation on various income tax planning and compliance matters. The Audit Committee pre-approved 100% of the “Tax Fees” in 2013 and 2012.
(4)	The “All Other Fees” consist of fees for products and services (other than the services disclosed under “Audit Fees,” “Audit-Related Fees” and “Tax Fees”). The Audit Committee pre-approved 100% of the “All Other Fees” in 2013 and 2012.

The Audit Committee has implemented procedures under our Audit Committee Pre-Approval Policy for Audit and Non-Audit Services, which we refer to as the Pre-Approval Policy, to ensure that all audit and permitted non-audit services to be provided to Fleetmatics have been pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of our independent registered public accounting firm for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before the service may be provided by our independent registered public accounting firm. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee. All of the audit-related, tax and all other services provided to us by PricewaterhouseCoopers LLP in 2013 and 2012 were approved by the Audit Committee by means of specific pre-approvals or pursuant to the procedures contained in the Pre-Approval Policy. All non-audit services provided in 2013 and 2012 were reviewed with the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

(2)	Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(3)	Exhibits

SIGNATURES

The registrant hereby certifies that it meets all of the requirements for filing on Form 10-K and that it has duly caused and authorized the undersigned to sign this Annual Report on its behalf.

FLEETMATICS GROUP PLC

Date: March 17, 2014	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby constitutes and appoints Stephen Lifshatz and Sharon Levine, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James M. Travers James M. Travers	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2014

/s/ Stephen Lifshatz Stephen Lifshatz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014

/s/ Andrew G. Flett Andrew G. Flett	Director	March 17, 2014

/s/ James F. Kelliher James F. Kelliher	Director	March 17, 2014

/s/ Jack Noonan Jack Noonan	Director	March 17, 2014

/s/ Liam Young Liam Young	Director	March 17, 2014

/s/ Vincent De Palma Vincent De Palma	Director	March 17, 2014

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

4.1	Registration Rights Agreement, dated as of September 21, 2012 by and among Fleetmatics Investor Holdings, L.P., FleetMatics Group Limited and Fleetmatics Group Public Limited Company (filed as Exhibit 4.1 to the Registration Statement on Form F-1/A (File No. 001-35678) and incorporated herein by reference).

10.1**	Form of Indemnification Agreement entered into between the Registrant and its officers and directors (filed as Exhibit 10.6 to the Registration statement on Form F-1 (File No. 001-35678) filed August 20, 2012 and incorporated herein by reference).

10.2**	Form of Indemnification Agreement entered into between FleetMatics USA Group Holdings, Inc. and its officers and directors (filed as Exhibit 10.7 to the Registration statement on Form F-1 (File No. 001-35678) filed August 20, 2012 and incorporated herein by reference).

10.3**	Employment Agreement, dated January 1, 2013 between Fleetmatics Group PLC, FleetMatics USA, LLC, and James Travers (filed as Exhibit 10.8 to the Registration statement on Form F-1 (File No. 001-35678) filed January 22, 2013 and incorporated herein by reference)

10.4**	Employment Agreement, dated December 6, 2010 between FleetMatics Group Limited, FleetMatics USA, LLC and Stephen Lifshatz (filed as Exhibit 10.9 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.5**	Amended and Restated Service Agreement, dated September 20, 2012, between FleetMatics IRL Limited and Peter Mitchell (filed as Exhibit 10.10 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.6**	Employment Agreement, dated July 30, 2010 between FleetMatics Group Limited, FleetMatics USA, LLC (formerly known as FleetMatics USA, Inc.) and Dennis Abrahams (filed as Exhibit 10.11 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.7**	Employment Agreement, dated June 14, 2011 between FleetMatics Group Limited, FleetMatics USA, LLC (formerly known as FleetMatics USA, Inc.) and Andrew Reynolds (filed as Exhibit 10.12 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.8**	Employment Agreement, dated June 4, 2012 between FleetMatics Group Limited, FleetMatics USA, LLC and Jorge Diaz (filed as Exhibit 10.14 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.9**	Amended and Restated Service Agreement, dated September 20, 2012 between FleetMatics IRL Limited and John Goggin (filed as Exhibit 10.15 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.10**	Employment Agreement, dated July 30, 2013 between FleetMatics Group Limited, FleetMatics USA Holdings, Inc. and Kathleen Finato (filed as Exhibit 10.20 to the Registration Statement on Form F-1 filed September 12, 2013 (File No. 001-35678) and incorporated herein by reference).

10.11**	Amended and Restated 2004 Share Option Plan of the Registrant (filed as Exhibit 10.16 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

Exhibit No.	Exhibit

10.12**	2011 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreement thereunder (filed as Exhibit 10.17 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.13**	2012 Employee Share Purchase Plan (filed as Exhibit 10.18 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.14**	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.19 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.15**	Non-Employee Director Compensation Policy Plan (filed as Exhibit 10.20 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.16*	Amended and Restated Non-Employee Director Compensation Policy.

10.17	Lease Agreement between FleetMatics USA, LLC and Newton Wellesley Executive Office Park LLC, dated as of December 30, 2010 in respect of the Registrant’s Wellesley, Massachusetts headquarters facilities, or the Boston headquarters (filed as Exhibit 10.2 to the Registration Statement on Form F-1 filed August 20, 2012 (File No. 001-35678) and incorporated herein by reference).

10.18	First Amendment of Lease between Newton Wellesley Executive Office Park LLC and FleetMatics USA, LLC dated as of July 7, 2011 in respect of the Boston headquarters (filed as Exhibit 10.3 to the Registration Statement on Form F-1 filed August 20, 2012 (File No. 001-35678) and incorporated herein by reference).

10.19	Lease of First Floor Offices at Templeogue Village, Dublin, between Fleetmatics Group PLC and Whisperglen Limited, dated January 1, 2009 (filed as Exhibit 10.3 to the Annual Report on Form 20-F filed March 29, 2013 (File No. 001-35678) and incorporated herein by reference).

10.20	First Amendment of Lease between FleetMatics USA, LLC and US Carwash Inc. dated as of February 11, 2013(filed as Exhibit 99.3 to the Current Report on Form 6-K filed May 15, 2013 (File No. 001-35678) and incorporated herein by reference).

10.21	First Amendment of Lease between the Jade Group, LLC and FleetMatics USA, LLC dated as of March 1, 2013(filed as Exhibit 99.4 to the Current Report on Form 6-K filed May 15, 2013 (File No. 001-35678) and incorporated herein by reference).

10.22	Lease Agreement among FleetMatics (UK) Limited, Fleetmatics Group PLC and the Prudential Assurance Company dated as of March 13, 2013 (filed as Exhibit 99.5 to the Current Report on Form 6-K filed May 15, 2013 (File No. 001-35678) and incorporated herein by reference).

10.23	Lease Agreement between FleetMatics USA LLC and BP Bay Colony, LLC dated as of June 12, 2013 (filed as Exhibit 99.3 to the Current Report on Form 6-K filed August 9, 2013 (File No. 001-35678) and incorporated herein by reference).

10.24*	First Amendment of Lease between FleetMatics USA LLC and YPI 1600 Corporate Center, LLC dated as of December 1, 2013.

10.25	Management Services Agreement, dated November 23, 2010, by and among Privia Enterprises Limited, FleetMatics Group Limited and the persons listed in Schedule 1 thereto as modified on August 20, 2012 (filed as Exhibit 10.4 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Credit Agreement, dated as of May 10, 2012, by and among FleetMatics Group Limited, FleetMatics USA Group Holdings, Inc., FleetMatics USA Holdings, Inc., FleetMatics (UK) Limited, FleetMatics IRL Limited, FleetMatics Patents Limited, SageQuest LLC, FleetMatics USA, LLC, Wells Fargo Capital Finance, LLC and the other lenders party thereto (filed as Exhibit 10.5 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.27	Sixth Amendment to Credit Agreement, dated as of November 29, 2013, by and among Fleetmatics Group PLC, FleetMatics Group Limited, FleetMatics USA Group Holdings, Inc., FleetMatics USA Holdings, Inc., FleetMatics (UK) Limited, FleetMatics IRL Limited, FleetMatics Patents Limited, SageQuest LLC, FleetMatics USA, LLC, and Wells Fargo Capital Finance, LLC, as administrative agent (filed as Exhibit 99.1 to the Current Report on Form 6-K filed December 5, 2013 (File No. 001-35678) and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity (Deficit) (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.