Form 10-Q
period 2014-03-31
Fleetmatics Group plc
filed 2014-05-06
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35678

FLEETMATICS GROUP PLC

(Exact name of registrant as specified in its charter)

Ireland	27-3112485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Block C, Cookstown Court

Belgard Road

Tallaght

Dublin 24

Ireland

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: +353 (1) 413 1250

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of April 30, 2014 was 37,342,047.

FLEETMATICS GROUP PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$148,192	$137,171
Restricted cash	—	64
Accounts receivable, net of allowances of $2,129 and $1,395 at March 31, 2014 and December 31, 2013, respectively	18,524	20,240
Deferred tax assets	6,724	6,505
Prepaid expenses and other current assets	14,310	13,675

Total current assets	187,750	177,655
Property and equipment, net	66,247	61,732
Goodwill	28,706	28,706
Intangible assets, net	7,169	7,765
Deferred tax assets, net	993	1,282
Other assets	10,030	9,399

Total assets	$300,895	$286,539

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,622	$9,952
Accrued expenses and other current liabilities	20,151	14,855
Deferred revenue	24,708	21,163

Total current liabilities	53,481	45,970
Deferred revenue	9,777	9,029
Accrued income taxes	2,357	2,094
Long-term debt	23,750	23,750
Other liabilities	4,331	3,888

Total liabilities	93,696	84,731

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 37,272,275 and 37,023,781 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	714	709
Deferred shares, €0.01 par value; 5,000,004 shares authorized; 2,230,334 shares issued and outstanding at March 31, 2014 and December 31, 2013	29	29
Additional paid-in capital	278,923	277,084
Accumulated other comprehensive income	1,731	1,812
Accumulated deficit	(74,198)	(77,826)

Total shareholders’ equity	207,199	201,808

Total liabilities and shareholders’ equity	$300,895	$286,539

The accompanying notes are an integral part of the consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Subscription revenue	$51,897	$38,419
Cost of subscription revenue	12,746	9,997

Gross profit	39,151	28,422

Operating expenses:
Sales and marketing	18,362	12,601
Research and development	4,177	2,094
General and administrative	11,272	7,940

Total operating expenses	33,811	22,635

Income from operations	5,340	5,787
Interest income (expense), net	(163)	(366)
Foreign currency transaction gain (loss), net	(48)	(356)
Other income (expense), net	41	—

Income before income taxes	5,170	5,065
Provision for income taxes	1,542	2,105

Net income attributable to ordinary shareholders	$3,628	$2,960

Net income per share attributable to ordinary shareholders:
Basic	$0.10	$0.09

Diluted	$0.09	$0.08

Weighted average ordinary shares outstanding:
Basic	37,129,314	34,612,057

Diluted	38,366,942	36,244,647

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$3,628	$2,960

Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0	(81)	(7)

Total other comprehensive loss	(81)	(7)

Comprehensive income	$3,547	$2,953

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,628	$2,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,303	2,992
Amortization of capitalized in-vehicle devices owned by customers	286	213
Amortization of intangible assets	594	467
Amortization of deferred commissions, other deferred costs and debt discount	1,773	1,442
Provision for (benefit from) deferred tax assets	78	21
Provision for accounts receivable allowances	790	382
Unrealized foreign currency transaction (gain) loss	20	346
Loss on disposal of property and equipment and other assets	417	826
Share-based compensation	3,004	604
Changes in operating assets and liabilities:
Accounts receivable	913	(1,773)
Prepaid expenses and other current and long-term assets	(2,114)	(1,232)
Accounts payable, accrued expenses and other current liabilities	2,112	1,429
Excess tax benefits from share-based awards	(96)	—
Accrued income taxes	263	345
Deferred revenue	4,287	3,055

Net cash provided by operating activities	20,258	12,077

Cash flows from investing activities:
Purchases of property and equipment	(8,115)	(8,530)
Capitalization of internal-use software costs	(416)	(400)
Proceeds from sale of property and equipment	41	—
Net decrease in restricted cash	64	—

Net cash used in investing activities	(8,426)	(8,930)

Cash flows from financing activities:
Payments of Term Loan	—	(313)
Proceeds from exercise of stock options	770	207
Taxes paid related to net share settlement of equity awards	(1,368)	—
Excess tax benefits from share-based awards	96	—
Payments of previously accrued initial public offering costs	—	(948)
Payments of capital lease obligations	(156)	(90)
Payments of notes payable	(45)	—

Net cash used in financing activities	(703)	(1,144)

Effect of exchange rate changes on cash	(108)	(72)

Net increase (decrease) in cash	11,021	1,931
Cash, beginning of period	137,171	100,087

Cash, end of period	$148,192	$102,018

Supplemental disclosure of cash flow information:
Cash paid for interest	$175	$329
Cash paid (refunds received), net for income taxes	$(370)	$(339)
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and note payable	$1,315	$—
Additions to property and equipment included in accounts payable or accrued expenses at the balance sheet dates	$2,025	$1,470
Initial public offering costs included in accounts payable or accrued expenses at the balance sheet dates	$—	$406

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

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

The Company is a leading global provider of mobile workforce solutions delivered as software-as-a-service (“SaaS”). Its mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from vehicle and driver behavioral data. The Company offers Web-based and mobile solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. New customers for the Company’s SaaS offering typically enter into initial 36-month, non-cancelable, evergreen subscription agreements, with amounts generally billed and due monthly; however, some customers prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a prepayment discount that is reflected in the pricing of the contract.

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

The accompanying consolidated balance sheet as of March 31, 2014, the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2014, the results of its operations, its comprehensive income, and its cash flows for the three months ended March 31, 2014 and 2013. The consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2014 and 2013 are also unaudited. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any other interim periods or future year.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in its Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission on March 17, 2014.

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

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of March 31, 2014 and December 31, 2013, we had no assets or liabilities that would be classified under this fair value hierarchy.

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

Commission costs capitalized during the three months ended March 31, 2014 and 2013 totaled $2,020 and $2,228, respectively. Amortization of deferred commissions totaled $1,758 and $1,369 for the three months ended March 31, 2014 and 2013, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $12,013 and $11,747 as of March 31, 2014 and December 31, 2013, respectively.

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

Costs of in-vehicle devices owned by customers that were capitalized during the three months ended March 31, 2014 and 2013 totaled $31 and $155, respectively. Amortization of these capitalized costs totaled $286 and $213 for the three months ended March 31, 2014 and 2013, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Capitalized costs related to these in-vehicle devices of which title has transferred to customers, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $4,293 and $3,782 as of March 31, 2014 and December 31, 2013, respectively.

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The Company adopted this standard in 2014 and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 addresses a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of this guidance is to resolve the diversity in practice about the appropriate guidance to apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 provides that the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company adopted this standard in 2014 and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred commission costs	$6,381	$6,122
Prepaid taxes	2,541	2,438
Prepaid software license fees and support	1,472	528
Rebate receivable	781	1,096
Prepaid Insurance	354	571
Capitalized costs of in-vehicle devices owned by customers	765	861
Prepaid subscription service fees	580	529
Other	1,436	1,530

Total	$14,310	$13,675

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
In-vehicles—installed	$102,902	$96,431
In-vehicles devices—uninstalled	3,627	4,550
Computer equipment	8,763	6,645
Internal-use software	5,225	4,806
Furniture and fixtures	1,994	1,873
Leasehold improvements	2,432	1,813

Total property and equipment	124,943	116,118
Less: Accumulated depreciation and amortization	(58,696)	(54,386)

Property and equipment, net	$66,247	$61,732

Depreciation and amortization expense related to property and equipment totaled $4,303 and $2,992 for the three months ended March 31, 2014 and 2013, respectively. Of those amounts, $3,864 and $2,749 for the three months ended March 31, 2014 and 2013, respectively, was recorded in cost of subscription revenue primarily related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remaining costs were included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $51,279 and $48,373 at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014 and 2013, the Company capitalized costs of $416 and $400, respectively, associated with the development of its internal-use software related to its SaaS software offerings accessed by customers via its website and the website itself. Amortization expense of the internal-use software totaled $114 and $144 during the three months ended March 31, 2014 and 2013, respectively. The carrying value of capitalized internal-use software was $3,498 and $3,192 as of March 31, 2014 and December 31, 2013, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of March 31, 2014 and December 31, 2013, the gross amount of assets under capital leases totaled $2,368 and $1,593, respectively, and related accumulated amortization totaled $988 and $874, respectively.

During the three months ended March 31, 2014 and 2013, the Company expensed $417 and $826, respectively, in conjunction with the replacement of installed in-vehicle devices resulting from the Company’s proactive migration to the most recent technology and to a lesser degree a required replacement of those devices. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

6. Goodwill and Intangible Assets

As of March 31, 2014 and December 31, 2013, the carrying amount of goodwill was $28,706 and resulted from the acquisition of Connect2Field in August 2013 and SageQuest in July 2010. No impairment of goodwill was recorded during the three months ended March 31, 2014 or the year ended December 31, 2013.

Intangible assets consisted of the following as of March 31, 2014 and December 31, 2013, with gross and net amounts of foreign currency-denominated intangible assets reflected at March 31, 2014 and December 31, 2013 exchange rates, respectively:

	March 31, 2014
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(6,484)	$4,616
Acquired developed technology	4,338	(1,981)	2,357
Trademarks	400	(366)	34
Patent	248	(86)	162

Total	$16,086	$(8,917)	$7,169

	December 31, 2013
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(6,155)	$4,945
Acquired developed technology	4,338	(1,724)	2,614
Trademarks	400	(359)	41
Patent	248	(83)	165

Total	$16,086	$(8,321)	$7,765

Amortization expense related to intangible assets was $594 and $467 for the three months ended March 31, 2014 and 2013, respectively. Of those amounts, amortization expense of $258 and $52 for the three months ended March 31, 2014 and 2013, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $336 and $415 for the three months ended March 31, 2014 and 2013, respectively, was included in sales and marketing expense in the consolidated statements of operations.

We currently expect to amortize the following remaining amounts of intangible assets held at March 31, 2014 in the fiscal periods as follows:

Year ending December 31,
2014	$1,778
2015	2,103
2016	1,459
2017	706
2018	574
Thereafter	549

$7,169

7. Other Assets

Other assets (non-current) consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred commission costs	$5,631	$5,625
Capitalized costs of in-vehicle devices owned by customers	3,528	2,921
Other	871	853

Total	$10,030	$9,399

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Accrued payroll and related expenses	$7,806	$7,720
Accrued professional fees	2,595	1,782
Accrued income taxes	1,380	23
Accrued marketing expense	1,240	374
Accrued insurance expense	1,015	723
Accrued litigation settlements	758	758
Other	5,357	3,475

Total	$20,151	$14,855

9. Other Liabilities

Other liabilities (non-current) consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred tax liabilities	$2,460	$2,460
Accrued rent	1,250	1,281
Capital lease obligations	621	147

Total	$4,331	$3,888

10. Long-term Debt

Amended Revolving Credit Facility

On November 29, 2013, Fleetmatics entered into an amendment to the previously existing credit facility with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced the $25,000 term loan (the “Term Loan”) and the $25,000 revolving line of credit with a $50,000 revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. As a result of the repayment of the Term Loan in November 2013, the Company recorded as interest expense the unamortized debt discount of $426 and a $158 reduction of debt issuance costs. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As of March 31, 2014, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility and was in compliance with all such covenants.

11. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2014 was 29.8%, on pre-tax income of $5,170. The effective tax rate for three months ended March 31, 2014 was higher than the statutory Irish rate of 12.5% primarily due to income being generated in jurisdictions that have a higher tax rate than the Irish statutory rate and to the recording of uncertain tax positions including interest and penalties. The increase associated with these items was partially offset by the Irish research and development tax credit.

The Company’s effective income tax rate for the three months ended March 31, 2013 was 41.6%, on pre-tax income of $5,065. The effective tax rate for the three months ended March 31, 2013 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with its uncertain tax positions and an increase in the valuation allowance for deferred tax assets related to certain Irish net operating loss carryforwards. The increase associated with these items was partially offset by research tax credits in Ireland.

12. Share-Based Awards

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

Stock Option Activity

Stock option activity during the three months ended March 31, 2014 was as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,477,823	$5.36
Granted	—
Exercised	(152,762)	$5.04
Forfeited and canceled	—	$—

Outstanding at March 31, 2014	1,325,061	$5.40

Vested and expected to vest at March 31, 2014	1,297,642	$5.35

Exercisable at March 31, 2014	789,896	$4.51

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

Restricted Stock Unit Awards

During the three months ended March 31, 2014, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 35,001 ordinary shares with a grant-date fair value of $36.06. The RSUs have restrictions which lapse two years from the date of grant.

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Three Months Ended March 31,
	2014	2013
Cost of subscription revenue	$147	$42
Sales and marketing	1,173	243
Research and development	397	52
General and administrative	1,287	267

Total	$3,004	$604

13. Net Income per Share

Basic and diluted net income per share attributable to ordinary shareholders was calculated as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Basic net income per share attributable to ordinary shareholders:
Numerator:
Net income	$3,628	$2,960

Denominator:
Weighted average ordinary shares outstanding—basic	37,129,314	34,612,057

Net income per share attributable to ordinary shareholders—basic	$0.10	$0.09

Diluted net income per share attributable to ordinary shareholders:
Numerator:
Net income	$3,628	$2,960

Denominator:
Weighted average ordinary shares outstanding—basic	37,129,314	34,612,057
Dilutive effect of ordinary share equivalents	1,237,628	1,632,590

Weighted average ordinary shares outstanding—diluted	38,366,942	36,244,647

Net income per share attributable to ordinary shareholders—diluted	$0.09	$0.08

14. Commitments and Contingencies

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

Future minimum lease payments under non-cancelable operating and capital leases at March 31, 2014 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
Remaining 2014	$11,400	$532	$11,932
2015	6,245	445	6,690
2016	3,313	277	3,590
2017	3,071	68	3,139
2018	1,736	—	1,736
Thereafter	2,011	—	2,011

Total	$27,776	1,322	$29,098

Less amount representing interest		(15)

Present value of minimum lease payments		$1,307

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at March 31, 2014 totaling $2,669, of which, $1,521 and $1,148 will become payable in the years ending December 31, 2014 and 2015, respectively.

Purchase Commitments

As of March 31, 2014, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps) and subscription fees for software services totaling $9,423, of which $7,478, $1,883, and $62 will become payable in the years ending December 31, 2014, 2015, and 2016, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2014 and December 31, 2013.

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

On August 14, 2012, a putative class action complaint was filed in the Sixth Judicial Circuit in Pinellas County, Florida, entitled U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 1200-9933 CI-20. We removed the case to the United States District Court for the Middle District of Florida on September 13, 2012, U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 8:12-CV-2079. We moved to dismiss the complaint on September 20, 2012. Plaintiffs filed an amended complaint on October 4, 2012 and changed the case caption to Brevard Extraditions, Inc., d/b/a U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al. We moved to dismiss the amended complaint on October 18, 2012. The Court denied our motion to dismiss in part and granted it in part on September 27, 2013, and granted plaintiffs leave to file a second amended complaint. Plaintiffs filed a second amended complaint on October 11, 2013. The second amended complaint alleges essentially the same claims as previously alleged. On January 21, 2014, the parties executed an agreement to a settlement with class members for an aggregate of $525,000, which was subject to Court approval. On January 23, 2014, the Court issued an order granting preliminary approval of the class action settlement, conditionally certifying the settlement class, and approving the form of notice to the class. In the order, the Court also set a hearing on final approval of the settlement for June 27, 2014. In the event the final settlement agreement is not approved, and, given the inherent uncertainties of litigation, we are unable to estimate a reasonably possible range of additional losses, if any, at this time, but there can be no assurance that this matter will not have a material adverse effect on our business, financial condition, operating results, and cash flows.

15. Subsequent Event

On April 23, 2014, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 290,250 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 98,500 ordinary shares with a grant-date fair value of $32.17. On April 24, 2014, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 255,000 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 30,000 ordinary shares with a grant-date fair value of $31.29. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2014. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Fleetmatics is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. An integrated, full-featured mobile workforce management product provides additional efficiencies related to job management by empowering the field worker and speeding the job completion process from quote through payment. As of March 31, 2014, we had approximately 23,000 customers who collectively deployed our solutions in approximately 472,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 1,000 or fewer vehicles. During the three months ended March 31, 2014, we collected an average of approximately 55 million data points per day from these vehicles, and we have aggregated over 57 billion data points since our inception, which we believe provides valuable information that we may consider in the development of complementary solutions and additional sources of revenue.

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

On April 8, 2014, Fleetmatics announced the release of its new software platform and the launch of the three new product offerings with new and, in some cases, patented features: REVEAL, a business-intelligence based fleet management solution for SMBs; Fleetmatics REVEAL+, which extends Fleetmatics REVEAL to larger enterprises and is configurable to customers requiring integration capabilities with third-party workflow solutions; and Fleetmatics WORK, a field service management solution. The new software platform is an analytics-based, extensible foundation to deliver solutions, features, insights and applications that optimize how a mobile workforce gets work done, and how a business manages those mobile assets. The three product offerings that fall under the software platform offer a solution for service fleet and field service management designed to help businesses maximize their return on fleet and mobile workforce investments.

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

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In the three months ended March 31, 2014 and 2013, our largest customer accounted for approximately 6% and 4%, respectively, of our subscription revenue and our top 25 customers represented approximately 15% and 14%, respectively, of our subscription revenue.

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

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of March 31, 2014, we had approximately 472,000 vehicles under subscription, an increase of 32.6% from approximately 356,000 as of March 31, 2013. Our subscription revenue in the three months ended March 31, 2014 grew 35.1% to $51.9 million compared to $38.4 million in the three months ended March 31, 2013. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income of $3.6 million in the three months ended March 31, 2014 compared to net income of $3.0 million in the three months ended March 31, 2013. Our Adjusted EBITDA in the three months ended March 31, 2014 grew 24.6% to $13.8 million compared to $11.1 million in the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Total vehicles under subscription	472,000	356,000
Adjusted EBITDA	$13,777	$11,059
Net churn	1.3%	1.3%

Total vehicles under subscription. This metric represents the number of vehicles managed by our customers utilizing one or more of our SaaS solutions at the end of the period. Since our revenue is primarily driven by the number of vehicles that subscribe to our SaaS solutions, we believe that total vehicles under subscription is an important metric to monitor.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus provision for (benefit from) income taxes, interest (income) expense, net, foreign currency transaction gain (loss), net, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle-devices owned by customers, amortization of intangible assets, share-based compensation, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, and acquisition-related transaction costs.

We have included Adjusted EBITDA in this Management’s Discussion and Analysis of Financial Condition and Results of Operations because it is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends; to prepare and approve our annual budget and to develop short—and long-term operational plans; and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Adjusted EBITDA is a key financial measure used by the compensation committee of our Board of Directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$3,628	$2,960
Provision for income taxes	1,542	2,105
Interest (income) expense, net	163	366
Foreign currency transaction (gain) loss, net	48	356
Depreciation and amortization of property and equipment	4,303	2,992
Amortization of capitalized in-vehicle devices owned by customers	286	213
Amortization of intangible assets	594	467
Secondary public offering costs	—	636
Litigation and settlements	120	360
Acquisition-related transaction costs	89	—
Share-based compensation	3,004	604

Adjusted EBITDA (unaudited)	$13,777	$11,059

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

Foreign Currency Transaction Gain (Loss), net

Foreign currency transaction gain (loss), net consists primarily of the net unrealized gains and losses recognized upon revaluing the foreign currency-denominated intercompany payables and receivables of our various subsidiaries at each balance sheet date. To a lesser extent, foreign currency transaction gain (loss), net also consists of the transaction gains and losses recorded to revalue the foreign currency-denominated customer accounts receivable and vendor payables recorded by our subsidiaries that transact in currencies other than their functional currency. We currently do not engage in hedging activities related to our foreign currency-denominated intercompany balances or our customer receivables and other payables; as such, we cannot predict the impact of future foreign currency transaction gains and losses on our operating results. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Provision for Income Taxes

Provision for income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. There are two main drivers of our annual effective tax rate. First, as a multi-national company, we are subject to tax in various jurisdictions which apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law which is subject to interpretation on a jurisdiction by jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate and our non-operating entities are subject to tax at a 25% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 40% and 21.5%, respectively. Second, as a result of our global business model, we engage in a significant number of cross-border intercompany transactions. As a result of these transactions, we have recorded reserves for uncertain tax positions related to how the different jurisdictions may conclude on the tax treatment of the transaction and how we might settle those exposures. There is no guarantee that how one jurisdiction might view a particular transaction will be respected by another jurisdiction. Additionally, there may be instances where our income is subject to taxation in more than one jurisdiction.

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and other financial information as of and for the three months ended March 31, 2014, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Although there have been no material changes in our critical accounting policies and estimates, due to the decommissioning of one of our primary network wireless providers 2G network, we began capitalizing the cost of the replacement units in accordance with the capitalization for in-vehicle device costs accounting policy previously disclosed. Any remaining net book value of the replaced 2G units will be fully depreciated at the time of replacement with the 3G units.

Results of Operations

The following table presents our results of operations in thousands of dollars and as a percentage of subscription revenue for each of the periods indicated (certain items may not foot due to rounding).

	Three Months Ended March 31,
	2014		2013
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(Dollars in thousands)
Subscription revenue	$51,897	100.0%	$38,419	100.0%
Cost of subscription revenue	12,746	24.6	9,997	26.0

Gross profit	39,151	75.4	28,422	74.0

Operating expenses:
Sales and marketing	18,362	35.4	12,601	32.8
Research and development	4,177	8.1	2,094	5.5
General and administrative	11,272	21.7	7,940	20.7

Total operating expenses	33,811	65.2	22,635	58.9

Income from operations	5,340	10.3	5,787	15.1
Interest income (expense), net	(163)	(0.3)	(366)	(0.9)
Foreign currency transaction gain (loss), net	(48)	(0.1)	(356)	(0.9)
Other income (expense), net	41	0.1	—	—

Income before income taxes	5,170	10.0	5,065	13.2
Provision for income taxes	1,542	3.0	2,105	5.5

Net income	$3,628	7.0%	$2,960	7.7%

Comparison of Three Months Ended March 31, 2014 and 2013

Subscription Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Subscription revenue	$51,897	$38,419	35.1%

Subscription revenue increased by $13.5 million, or 35.1%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 32.6% from the three months ended March 31, 2013 to the three months ended March 31, 2014. As of the period-ends, the number of vehicles under subscription increased from approximately 356,000 as of March 31, 2013 to approximately 472,000 as of March 31, 2014. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions, including the addition of 84 sales and marketing personnel from period-end to period-end. Our average selling prices generally remained stable, while volume increased in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Cost of Subscription Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Cost of subscription revenue	$12,746	$9,997	27.5%

Cost of subscription revenue increased by $2.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 32.6% period-end to period-end. Communications, third-party data and hosting costs increased by $0.6 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $0.5 million in data communications and hosting costs and $0.1 million in third-party data subscription fees for our software applications. Field service costs for maintenance and repair of installed in-vehicle devices increased by $0.2 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $1.1 million primarily due to the increase in the number of vehicles under subscription. Payroll and related expenses increased by $0.6 million primarily due to an increase of 48 employees in our customer support and configuration groups. Amortization of acquired developed technology increased by $0.2 million primarily due to amortization related to the intangible assets acquired in the Connect2Field acquisition.

As a percentage of subscription revenue, our cost of subscription revenue decreased from 26.0% in the three months ended March 31, 2013 to 24.6% in the three months ended March 31, 2014. As our business and subscription revenue has grown, the decrease in cost of subscription revenue as a percentage of subscription revenue has resulted from leveraging our scale to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data. In addition, we achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription.

Sales and Marketing Expense

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Sales and marketing expense	$18,362	$12,601	45.7%

Sales and marketing expense increased $5.8 million, or 45.7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to our investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $3.4 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 84 sales and marketing personnel from period-end to period-end. Those 84 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $1.8 million due to additional marketing and advertising efforts. Facilities expense increased by $0.6 million as a result of additional office space requirements related to our additional hiring efforts. These increases were partially offset by decreased amortization expense of $0.1 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense increased from 32.8% in the three months ended March 31, 2013 to 35.4% in the three months ended March 31, 2014. This increase was primarily due to the increases period-over-period related to the increases in payroll and related expenses and advertising and promotional expenditures period-over-period as noted above. Other cost increases in sales and marketing expense were in line with the percentage growth in subscription revenue period-over-period.

Research and Development Expense

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Research and development expense	$4,177	$2,094	99.5%

Research and development expense increased $2.1 million, or 99.5%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was primarily due to additional payroll-related costs of $1.6 million and facilities expenses of $0.2 million resulting from an increase of 41 product management and development personnel, additional travel-related expenses of $0.1 million incurred related to additional employees hired, and $0.2 million of consulting fees to further enhance and develop our products.

Research and development expense for the three months ended March 31, 2014 and 2013 of $4.2 million and $2.1 million, respectively, was recorded net after capitalization of $0.4 million and $0.4 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense increased from 5.5% in the three months ended March 31, 2013 to 8.1% in the three months ended March 31, 2014. This increase was primarily due to the increases period-over-period related to the increases in payroll and related expenses and advertising and promotional expenditures period-over-period as noted above.

General and Administrative Expense

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
General and administrative expense	$11,272	$7,940	42.0%

General and administrative expense increased $3.3 million, or 42.0%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This increase was primarily due to an increase of $2.3 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 33 general and administrative personnel period-over-period in order to support the growth in the business including additional professionals with public company and managerial experience. Bad debt expense increased $0.4 million due to the increase in accounts receivable period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.2 million of office-related costs and $0.1 million of travel expenses associated with our additional employees and an increase of $0.1 million in merchant and bank fees due to the increase in customer subscriptions. Professional fees increased by $0.2 million primarily related to legal fees associated with defending the class action complaint and the patent-infringement case, additional consulting fees associated with the implementation of certain functionality of our upgraded general ledger system, all of which were partially offset by decreased audit and tax fees period-over-period.

As a percentage of subscription revenue, general and administrative expense increased from 20.7% in the three months ended March 31, 2013 to 21.7% in the three months ended March 31, 2014. This increase was primarily due to the increases period-over-period in payroll and related expenses, bad debt expense and professional fees period-over-period as noted above. Other cost increases in general and administrative expense were in line with the percentage growth in subscription revenue period-over-period.

Interest Income (Expense), net

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Interest income (expense), net	$(163)	$(366)	(55.5)%

Interest income (expense), net for the three months ended March 31, 2014 decreased $0.2 million, or 55.5% as compared to the three months ended March 31, 2013 and primarily reflects the interest expense incurred on our long-term debt as well as amortization expense of related debt discounts and deferred financing costs.

In November 2013, we entered into an amendment to the previously existing credit facility, dated as of May 10, 2012, with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced the $25.0 million Term Loan and the $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. Interest income netted against interest expense was immaterial in the three months ended March 31, 2014 and 2013.

Foreign Currency Transaction Gain (Loss), net

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Foreign currency transaction gain (loss), net	$(48)	$(356)	(86.5)%

For the three months ended March 31, 2014, we recognized $48 thousand in foreign currency transaction losses as compared to $0.4 million for the three months ended March 31, 2013. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. dollar compared to other currencies in which we transact primarily the euro and British pound.

Provision for Income Taxes

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Provision for income taxes	$1,542	$2,105	(26.7)%

Our provision for income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. We are subject to tax in various jurisdictions that apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law, which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate on its trading income and 25% on its non-trading income and our non-operating entities are subject to tax at a 25% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 40% and 21.5%, respectively.

Our effective income tax rate for the three months ended March 31, 2014 and 2013 was 29.8% and 41.6%, respectively, on pre-tax income of $5.2 million and $5.1 million, respectively. The effective tax rate for three months ended March 31, 2014 was higher than the statutory Irish rate of 12.5% primarily due to income being generated in jurisdictions that have a higher tax rate than the statutory Irish rate and to the recording of uncertain tax positions including interest and penalties. The increase associated with these items was partially offset by the Irish research and development tax credit. The effective tax rate for the three months ended March 31, 2013 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and an increase in the valuation allowance related to certain Irish net operating loss carryforwards. The increase associated with these items was partially offset by the research and development tax credits in Ireland. Our provision for income taxes may change from period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws including enacted statutory rates, as well as recurring factors, including changes in the mix of earnings in countries with differing statutory tax rates. As a result of our global business model and cross-border intercompany transactions, a change in uncertain tax positions or a change in statutory rates, particularly in Ireland, could have a significant effect on our overall effective tax rate.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows provided by operating activities	$20,258	$12,077
Cash flows used in investing activities	(8,426)	(8,930)
Cash flows used in financing activities	(703)	(1,144)
Effect of exchange rate changes on cash	(108)	(72)

Net increase in cash	$11,021	$1,931

In connection with our October 2012 initial public offering, we received aggregate proceeds of $93.3 million net of underwriting discounts and commissions and offering costs paid by us.

Prior to our October 2012 initial public offering, we funded our operations, capital expenditures and the acquisition of SageQuest primarily through sales of our fleet management solutions to customers, the net proceeds of approximately $54.2 million from the issuance of shares in our capital since our inception, and the net proceeds of $31.5 million from debt issued in 2010 and 2012. At March 31, 2014, our principal sources of liquidity were our cash balance of $148.2 million and borrowings of up to $50.0 million available under our Amended Revolving Credit Facility, of which $26.3 million was available.

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

Operating Activities

Operating activities provided $20.3 million of cash in the three months ended March 31, 2014. The cash flow provided by operating activities resulted primarily from our net income of $3.6 million, net non-cash charges of $11.3 million, and net cash of $5.4 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $7.0 million of depreciation and amortization expense, $3.0 million of share-based compensation expense, $0.9 million of provisions for accounts receivable, $0.1 million provision for deferred tax assets, and $0.4 million for losses on disposal of property and equipment and other assets. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $4.3 million increase in deferred revenue, $1.9 million increase in accounts payable, accrued expenses, and other current liabilities, a $0.9 million decrease in accounts receivable from customers, and a $0.3 million increase in accrued income taxes, and $0.1 million in excess tax benefits from share-based awards, partially offset by a $2.1 million increase in prepaid expenses and other assets. The increase in deferred revenue was attributable to a greater number of customers in 2014 than in 2013 prepaying for a portion of their subscription. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The decrease in our accounts receivable was due to collection efforts in the first quarter of 2014 on certain customer billings which had been delayed due to a billing system conversion completed during the fourth quarter of 2013. The increase in our accrued taxes was due to net increases in our prior-year tax reserves. The increase in our prepaid expenses and other assets was due to increases in deferred commissions and capitalized costs of in-vehicle devices owned by customers due to the growth in our business.

Investing Activities

Net cash used in investing activities was $8.4 million and $8.9 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment of $8.1 million and $8.5 million in the three months ended March 31, 2014 and 2013, respectively, as well as costs capitalized for internal-use software of $0.4 million and $0.4 million in the three months ended March 31, 2014 and 2013, respectively; and a $0.1 million decrease in restricted cash for the three months ended March 31, 2014.

Financing Activities

Net cash used in financing activities was $0.7 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in financing activities for the three months ended March 31, 2014 consisted of payments of taxes related to net share settlement of equity awards of $1.4 million, payments of our capital lease obligations of $0.2 million, partially offset by proceeds from the issuance of ordinary shares under stock option plans of $0.8 million and from excess tax benefits from share-based awards of $0.1 million. Net cash used in financing activities for the three months ended March 31, 2013 consisted of payments of previously accrued initial public offering costs of $0.9 million, payments of our Term Loan of $0.3 million, payments of our capital lease obligations of $0.1 million, partially offset by proceeds from the issuance of ordinary shares under stock option plans of $0.2 million.

Indebtedness and Liquidity

We believe that our cash and borrowings available under our Amended Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

On November 29, 2013, we entered into an amendment to the previously existing credit facility with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced the $25.0 million Term Loan and the $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As of March 31, 2014 the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility and was in compliance with all such covenants.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 27,589 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through November 2018. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Tempe, Arizona, Atlanta, Georgia and Sydney, Australia for our sales teams and Reading, U.K. for a customer care center under lease agreements that expire at various dates through 2019.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2016.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2015.

The following table summarizes our contractual obligations at March 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Amended Revolving Credit Facility(1)	$303	$95	$192	$16	$—
Capital lease obligations(2)	1,322	657	665	—	—
Operating lease obligations(3)	15,381	3,111	6,196	4,290	1,784
Outstanding purchase obligations(4)	9,423	8,136	1,287	—	—
Data center commitments(5)	2,669	1,904	765	—	—

Total(6)	$29,098	$13,903	$9,105	$4,306	$1,784

(1)	Represents the contractually required unused line fees and service fees contractually required under our Amended Revolving Credit Facility in existence at March 31, 2014.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of March 31, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of March 31, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of March 31, 2014. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of March 31, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $2.4 million recorded as liabilities for unrecognized tax benefits (inclusive of $2.1 million of accrued interest and penalties) as of March 31, 2014 as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority because the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 11 to our unaudited consolidated financial statements for further discussion on income taxes.

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The Company adopted this standard in 2014 and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 addresses a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of this guidance is to resolve the diversity in practice about the appropriate guidance to apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 provides that the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company adopted this standard in 2014 and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We face exposure to adverse movements in foreign currency exchange rates, changes in interest rates and inflation. Portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the euro, the British pound, the Canadian dollar, and the Australian dollar with respect to revenues, expenses and intercompany payables and receivables. These exposures may change over time as business practices evolve.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction losses of $48 thousand were recorded for the three months ended March 31, 2014.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation losses of $0.1 million were recorded for the three months ended March 31, 2014.

For the three months ended March 31, 2014, approximately 8.6% of our revenues and approximately 17.3% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. In addition, 7.5% of our assets and 6.1% of our liabilities were subject to foreign currency translation exposure as of March 31, 2014 as compared to 10.3% of our assets and 3.6% of our liabilities as of December 31, 2013.

Currently, our largest foreign currency exposures are those with respect to the euro, the British pound, and the Australian dollar. Relative to foreign currency exposures existing at March 31, 2014, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the three months ended March 31, 2014, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $1.1 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of March 31, 2014. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. The Amended Revolving Credit Facility, which earns variable rates of interest, exposes us to interest rate risk. Based on the $23.8 million outstanding principal amount of our variable-rate indebtedness at March 31, 2014 under the Amended Revolving Credit Facility, a one percentage point change in the interest rates above the floor of 4.5% would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million. However, interest cannot decrease from the 4.5% rate we were paying as of March 31, 2014 as our Amended Revolving Credit Facility does not allow for us to pay interest at a rate of less than 4.5% on our principal balances.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three month periods ended March 31, 2014 and 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FLEETMATICS GROUP PLC

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

On August 14, 2012, a putative class action complaint was filed in the Sixth Judicial Circuit in Pinellas County, Florida, entitled U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 1200-9933 CI-20. We removed the case to the United States District Court for the Middle District of Florida on September 13, 2012, U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 8:12-CV-2079. We moved to dismiss the complaint on September 20, 2012. Plaintiffs filed an amended complaint on October 4, 2012 and changed the case caption to Brevard Extraditions, Inc., d/b/a U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al. We moved to dismiss the amended complaint on October 18, 2012. The Court denied our motion to dismiss in part and granted it in part on September 27, 2013, and granted plaintiffs leave to file a second amended complaint. Plaintiffs filed a second amended complaint on October 11, 2013. The second amended complaint alleges essentially the same claims as previously alleged. On January 21, 2014, the parties executed an agreement to a settlement with class members for an aggregate of $525,000, which was subject to Court approval. On January 23, 2014, the Court issued an order granting preliminary approval of the class action settlement, conditionally certifying the settlement class, and approving the form of notice to the class. In the order, the Court also set a hearing on final approval of the settlement for June 27, 2014. In the event the final settlement agreement is not approved, and, given the inherent uncertainties of litigation, we are unable to estimate a reasonably possible range of additional losses, if any, at this time, but there can be no assurance that this matter will not have a material adverse effect on our business, financial condition, operating results, and cash flows.

Item 1A.	Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Fleetmatics has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in our Annual and subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. There have been no material changes in ours risk factors from those disclosed in our Annual Report.

Item 6.	Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit

101††	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: May 6, 2014	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)