Form 10-Q
period 2014-06-30
Fleetmatics Group plc
filed 2014-08-08
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of July 31, 2014 was 37,548,177.

FLEETMATICS GROUP PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$155,473	$137,171
Restricted cash	—	64
Accounts receivable, net of allowances of $1,827 and $1,395 at June 30, 2014 and December 31, 2013, respectively	14,717	20,240
Deferred tax assets	6,746	6,505
Prepaid expenses and other current assets	20,752	13,675

Total current assets	197,688	177,655
Property and equipment, net	72,744	61,732
Goodwill	30,161	28,706
Intangible assets, net	7,714	7,765
Deferred tax assets, net	1,009	1,282
Other assets	10,561	9,399

Total assets	$319,877	$286,539

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,586	$9,952
Accrued expenses and other current liabilities	20,882	14,855
Deferred revenue	24,099	21,163

Total current liabilities	55,567	45,970
Deferred revenue	10,931	9,029
Accrued income taxes	3,245	2,094
Long-term debt	23,750	23,750
Other liabilities	4,758	3,888

Total liabilities	98,251	84,731

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 37,529,024 and 37,023,781 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	719	709
Deferred shares, €0.01 par value; 5,000,004 shares authorized; 2,230,334 shares issued and outstanding at June 30, 2014 and December 31, 2013	29	29
Additional paid-in capital	290,457	277,084
Accumulated other comprehensive income	1,386	1,812
Accumulated deficit	(70,965)	(77,826)

Total shareholders’ equity	221,626	201,808

Total liabilities and shareholders’ equity	$319,877	$286,539

The accompanying notes are an integral part of the consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Subscription revenue	$55,268	$42,529	$107,165	$80,948
Cost of subscription revenue	14,534	10,834	27,280	20,831

Gross profit	40,734	31,695	79,885	60,117

Operating expenses:
Sales and marketing	22,049	13,600	40,411	26,201
Research and development	4,613	2,461	8,790	4,555
General and administrative	9,486	7,080	20,758	15,020

Total operating expenses	36,148	23,141	69,959	45,776

Income from operations	4,586	8,554	9,926	14,341
Interest income (expense), net	(210)	(372)	(373)	(738)
Foreign currency transaction gain (loss), net	402	(300)	354	(656)
Other income (expense), net	—	—	41	—

Income before income taxes	4,778	7,882	9,948	12,947
Provision for income taxes	1,545	2,200	3,087	4,305

Net income	$3,233	$5,682	$6,861	$8,642

Net income per share:
Basic	$0.09	$0.16	$0.18	$0.25

Diluted	$0.08	$0.16	$0.18	$0.24

Weighted average ordinary shares outstanding:
Basic	37,411,223	34,990,936	37,271,047	34,802,543

Diluted	38,360,498	36,441,602	38,376,232	36,353,988

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,233	$5,682	$6,861	$8,642

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0	(345)	311	(426)	304

Total other comprehensive income (loss)	(345)	311	(426)	304

Comprehensive income	$2,888	$5,993	$6,435	$8,946

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,861	$8,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,116	6,065
Amortization of capitalized in-vehicle devices owned by customers	658	446
Amortization of intangible assets	1,221	934
Amortization of deferred commissions, other deferred costs and debt discount	3,791	2,989
Provision for (benefit from) deferred tax assets	(284)	(73)
Provision for accounts receivable allowances	985	697
Unrealized foreign currency transaction (gain) loss	(388)	640
Loss on disposal of property and equipment and other assets	778	1,499
Share-based compensation	6,427	2,205
Excess tax benefits from share-based awards	(8,752)	—
Changes in operating assets and liabilities:
Accounts receivable	4,677	(3,094)
Prepaid expenses and other current and long-term assets	(3,219)	(4,288)
Accounts payable, accrued expenses and other current liabilities	5,008	2,252
Accrued income taxes	1,149	668
Deferred revenue	4,822	3,614

Net cash provided by operating activities	33,850	23,196

Cash flows from investing activities:
Purchases of property and equipment	(18,390)	(17,542)
Capitalization of internal-use software costs	(1,342)	(904)
Proceeds from sale of property and equipment	41	—
Payment for business acquired, net of cash acquired	(2,228)	—
Net decrease in restricted cash	64	—

Net cash used in investing activities	(21,855)	(18,446)

Cash flows from financing activities:
Payments of Term Loan	—	(625)
Proceeds from exercise of stock options	1,391	2,625
Taxes paid related to net share settlement of equity awards	(3,150)	—
Excess tax benefits from share-based awards	8,752	—
Payments of previously accrued initial public offering costs	—	(1,329)
Payments of capital lease obligations	(365)	(180)
Payments of notes payable	(179)	—

Net cash provided by financing activities	6,449	491

Effect of exchange rate changes on cash	(142)	(119)

Net increase in cash	18,302	5,122
Cash, beginning of period	137,171	100,087

Cash, end of period	$155,473	$105,209

Supplemental disclosure of cash flow information:
Cash paid for interest	$348	$658
Cash paid (refunds received), net for income taxes	$742	$1,205
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and note payable	$1,940	$—
Additions to property and equipment included in accounts payable or accrued expenses at the balance sheet dates	$2,433	$1,300
Issuance of ordinary shares under employee share purchase plan	$441	$—

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

The accompanying consolidated balance sheet as of June 30, 2014, the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2014, the results of its operations, its comprehensive income, and its cash flows for the six months ended June 30, 2014 and 2013. The consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2014 and 2013 are also unaudited. The results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any other interim periods or future year.

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

Deferred Commissions

The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. For the majority of its customer contracts, the Company pays commissions in full when it receives the initial customer contract for a new subscription or a renewal subscription. For all other customer contracts, the Company pays commissions in full when it receives the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as expense immediately.

Commission costs capitalized during the three months ended June 30, 2014 and 2013 totaled $3,939 and $2,167, respectively, and during the six months ended June 30, 2014 and 2013 totaled $5,959 and $4,395, respectively. Amortization of deferred commissions totaled $2,003 and $1,475 for the three months ended June 30, 2014 and 2013, respectively, and totaled $3,761 and $2,845 for the six months ended June 30, 2014 and 2013, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $13,964 and $11,747 as of June 30, 2014 and December 31, 2013, respectively.

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

Costs of in-vehicle devices owned by customers that were capitalized during the three months ended June 30, 2014 and 2013 totaled $40 and $95, respectively, and during the six months ended June 30, 2014 and 2013 totaled $71 and $250, respectively. Amortization of these capitalized costs totaled $372 and $233 for the three months ended June 30, 2014 and 2013, respectively, and $658 and $446 for the six months ended June 30, 2014 and 2013, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Capitalized costs related to these in-vehicle devices of which title has transferred to customers, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $2,803 and $3,782 as of June 30, 2014 and December 31, 2013, respectively.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The Company adopted this standard in 2014 and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Prepaid taxes/taxes receivable	$9,823	$2,438
Deferred commission costs	6,552	6,122
Prepaid software license fees and support	1,229	528
Prepaid subscription service fees	572	529
Capitalized costs of in-vehicle devices owned by customers	509	861
Prepaid Insurance	471	571
Rebate receivable	158	1,096
Other	1,438	1,530

Total	$20,752	$13,675

4. Property and Equipment

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
In-vehicles—installed	$112,953	$96,431
In-vehicles devices—uninstalled	4,656	4,550
Computer equipment	9,162	6,645
Internal-use software	6,101	4,806
Furniture and fixtures	2,039	1,873
Leasehold improvements	2,483	1,813

Total property and equipment	137,394	116,118
Less: Accumulated depreciation and amortization	(64,650)	(54,386)

Property and equipment, net	$72,744	$61,732

Depreciation and amortization expense related to property and equipment totaled $5,813 and $3,073 for the three months ended June 30, 2014 and 2013, respectively, and totaled $10,116 and $6,065 for the six months ended June 30, 2014 and 2013, respectively. Of those amounts, $5,307 and $2,782 for the three months ended June 30, 2014 and 2013, respectively, and $9,171 and $5,531 for the six months ended June 30, 2014 and 2013, respectively, was recorded in cost of subscription revenue primarily related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remaining costs were included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $56,484 and $48,373 at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014 and 2013, the Company capitalized costs of $1,342 and $904, respectively, associated with the development of its internal-use software related to our SaaS software offerings accessed by customers as well as customization and development of our internal business systems. Amortization expense of the internal-use software totaled $367 and $112 during the three months ended June 30, 2014 and 2013, respectively, and $481 and $256 during the six months ended June 30, 2014 and 2013, respectively. The carrying value of capitalized internal-use software was $4,024 and $3,192 as of June 30, 2014 and December 31, 2013, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of June 30, 2014 and December 31, 2013, the gross amount of assets under capital leases totaled $2,973 and $1,593, respectively, and related accumulated amortization totaled $1,176 and $874, respectively.

During the three months ended June 30, 2014 and 2013, the Company expensed $361 and $673, respectively, and during the six months ended June 30, 2014 and 2013 expensed $778 and $1,499, respectively, in conjunction with the replacement of installed in-vehicle devices resulting from the Company’s proactive migration to the most recent technology and to a lesser degree a required replacement of those devices. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

5. Business Combination

On May 23, 2014, Fleetmatics acquired Florence, Italy-based KKT Srl (“KKT”), the developer of Routist, a SaaS-based, intelligent routing solution for businesses looking to optimize the utilization of their fleet and mobile resources. The total consideration of $2,249 consisted entirely of cash paid to acquire all of the assets of KKT and to assume a nominal amount of liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $1,455.

The following table summarizes the purchase price for KKT and the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of May 23, 2014:

Purchase consideration:
Total purchase price, net of cash acquired	$2,228
Cash acquired	21

Total purchase consideration	$2,249

Assets acquired and liabilities assumed:
Cash	$21
Accounts receivable	51
Other current assets	18
Deferred tax assets	13
Identifiable intangible assets	1,169
Goodwill	1,455

Total assets acquired, inclusive of goodwill	2,727
Accounts payable, accrued expenses and other current liabilities	(40)
Deferred tax liabilities	(362)
Other long-term liabilities	(76)

Total liabilities assumed	(478)

Total	$2,249

The estimated fair value of the intangible assets acquired as of the acquisition date was $1,169 with a useful life of three years. The acquired intangible assets consisted of developed technology and was valued using the replacement cost approach.

The results of KKT have been included in the consolidated financial statements from the acquisition date of May 23, 2014. The results of KKT were not included in pro forma combined historical results of operation of the Company as they are not material.

6. Goodwill and Intangible Assets

As of June 30, 2014 and December 31, 2013, the carrying amount of goodwill was $30,161 and $28,706, respectively, and resulted from the acquisitions of KKT in May 2014, Connect2Field in August 2013 and SageQuest in July 2010. No impairment of goodwill was recorded during the six months ended June 30, 2014 or the year ended December 31, 2013.

Intangible assets consisted of the following as of June 30, 2014 and December 31, 2013, with gross and net amounts of foreign currency-denominated intangible assets reflected at June 30, 2014 and December 31, 2013 exchange rates, respectively:

	June 30, 2014
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(6,813)	$4,287
Acquired developed technology	5,506	(2,263)	3,243
Trademarks	400	(373)	27
Patent	246	(89)	157

Total	$17,252	$(9,538)	$7,714

	December 31, 2013
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(6,155)	$4,945
Acquired developed technology	4,338	(1,724)	2,614
Trademarks	400	(359)	41
Patent	248	(83)	165

Total	$16,086	$(8,321)	$7,765

Amortization expense related to intangible assets was $627 and $467 for the three months ended June 30, 2014 and 2013, respectively. Of those amounts, amortization expense of $291 and $52 for the three months ended June 30, 2014 and 2013, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $336 and $415 for the three months ended June 30, 2014 and 2013, respectively, was included in sales and marketing expense in the consolidated statements of operations.

Amortization expense related to intangible assets was $1,221 and $934 for the six months ended June 30, 2014 and 2013, respectively. Of those amounts, amortization expense of $549 and $104 for the six months ended June 30, 2014 and 2013, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $672 and $830 for the six months ended June 30, 2014 and 2013, respectively, was included in sales and marketing expense in the consolidated statements of operations.

We currently expect to amortize the following remaining amounts of intangible assets held at June 30, 2014 in the fiscal periods as follows:

Year ending December 31,
2014	$1,384
2015	2,493
2016	1,849
2017	866
2018	573
Thereafter	549

$7,714

7. Other Assets

Other assets (non-current) consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Deferred commission costs	$7,412	$5,625
Capitalized costs of in-vehicle devices owned by customers	2,294	2,921
Other	855	853

Total	$10,561	$9,399

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Accrued payroll and related expenses	$8,963	$7,720
Accrued marketing expense	2,204	374
Accrued professional fees	2,127	1,782
Accrued insurance expense	1,232	723
Accrued litigation settlements	758	758
Other	5,598	3,498

Total	$20,882	$14,855

9. Other Liabilities

Other liabilities (non-current) consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Deferred tax liabilities	$2,460	$2,460
Accrued rent	1,331	1,281
Capital lease obligations	891	147
Other	76	—

Total	$4,758	$3,888

10. Long-term Debt

Amended Revolving Credit Facility

On November 29, 2013, Fleetmatics entered into an amendment to a previously existing credit facility, dated as of May 10, 2012, with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced a $25,000 term loan (the “Term Loan”) and a $25,000 revolving line of credit with a $50,000 revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. As a result of the repayment of the Term Loan in November 2013, the Company recorded as interest expense the unamortized debt discount of $426 and a $158 reduction of debt issuance costs. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As of June 30, 2014, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility and was in compliance with all such covenants.

11. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2014 was 32.3% and 31.0%, respectively, on pre-tax income of $4,778 and $9,948, respectively. The effective tax rate for three and six months ended June 30, 2014 was higher than the statutory Irish rate of 12.5% primarily due to income being generated in jurisdictions that have a higher tax rate than the Irish statutory rate and to the recording of uncertain tax positions including interest and penalties. The increase associated with these items was partially offset by research and development tax credits in Ireland.

The Company’s effective income tax rate for the three months and six months ended June 30, 2013 was 27.9% and 33.3%, respectively, on pre-tax income of $7,882 and $12,947, respectively. The effective tax rate for the three and six months ended June 30, 2013 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with its uncertain tax positions and income taxed in jurisdictions with a higher statutory tax rate than Ireland’s 12.5% tax rate. The increase associated with these items was partially offset by research and development tax credits in Ireland.

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

Stock Option Activity

Stock option activity during the six months ended June 30, 2014 was as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,477,823	$5.36
Granted	—
Exercised	(308,912)	$4.50
Forfeited and canceled	(8,125)	$9.22

Outstanding at June 30, 2014	1,160,786	$5.57

Vested and expected to vest at June 30, 2014	1,142,609	$5.52

Exercisable at June 30, 2014	763,691	$4.80

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

Restricted Stock Unit Awards

On April 24, 2014, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 320,250 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 353,500 ordinary shares with a grant-date fair value of $31.29. On May 23, 2014, the Company granted service-based RSUs for the purchase of 20,000 ordinary shares with a grant-date fair value of $28.96. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2014. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of subscription revenue	$172	$101	$319	$143
Sales and marketing	1,329	560	2,502	803
Research and development	468	256	865	308
General and administrative	1,454	684	2,741	951

Total	$3,423	$1,601	$6,427	$2,205

13. Net Income per Share

Basic and diluted net income per share was calculated as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic net income per share:
Numerator:
Net income	$3,233	$5,682	$6,861	$8,642

Denominator:
Weighted average ordinary shares outstanding—basic	37,411,223	34,990,936	37,271,047	34,802,543

Net income per share—basic	$0.09	$0.16	$0.18	$0.25

Diluted net income per share:
Numerator:
Net income	$3,233	$5,682	$6,861	$8,642

Denominator:
Weighted average ordinary shares outstanding—basic	37,411,223	34,990,936	37,271,047	34,802,543
Dilutive effect of ordinary share equivalents	949,275	1,450,666	1,105,185	1,551,445

Weighted average ordinary shares outstanding—diluted	38,360,498	36,441,602	38,376,232	36,353,988

Net income per share—diluted	$0.08	$0.16	$0.18	$0.24

14. Commitments and Contingencies

Lease Commitments

The Company leases its office space under non-cancelable operating leases, some of which contain payment escalations. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and records the difference between cash rent payments and rent expense recognized in the consolidated statements of operations as accrued rent within accrued expenses (current) and other liabilities (non-current). The Company also leases office equipment under operating leases that expire at various dates through 2015.

Future minimum lease payments under non-cancelable operating and capital leases at June 30, 2014 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
Remaining 2014	$7,940	$419	$8,359
2015	6,882	664	7,546
2016	4,241	496	4,737
2017	3,700	146	3,846
2018	2,363	—	2,363
Thereafter	3,198	—	3,198

Total	$28,324	1,725	$30,049

Less amount representing interest		(95)

Present value of minimum lease payments		$1,630

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at June 30, 2014 totaling $2,035, of which, $887 and $1,148 will become payable in the years ending December 31, 2014 and 2015, respectively.

Purchase Commitments

As of June 30, 2014, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps) and subscription fees for software services totaling $7,485, of which $5,190, $1,933, and $362 will become payable in the years ending December 31, 2014, 2015, and 2016, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2014 and December 31, 2013.

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

On May 19, 2014, Rothschild Location Technologies, LLC filed a complaint against the Company (Rothschild Location Technologies, LLC v. FleetMatics USA, LLC) in the United States District Court for the District of Delaware. This complaint has not been served. The complaint alleges that we infringed U.S. Patent No. 8,606,503, entitled “Device, System and Method for Remotely Entering, Storing and Sharing Addresses for a Positional Information Device.” As this matter is in its early stages, we do not believe that a loss is probable and are unable to reasonably estimate a possible loss or range of loss. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On January 2, 2014, we were sued by GPNE Corp. in a patent-infringement case (GPNE Corp. v. FleetMatics USA, LLC, Civil Action No. 13-2049 (LPS)) (United States District Court for the District of Delaware). The original complaint alleges that we have infringed U.S. Patent No. 7,555,267 entitled “Network Communication System Wherein a Node Obtains Resources For Transmitting Data By Transmitting Two Reservation Requests” (“the ‘267 Patent”) and U.S. Patent No. 8,086,240 entitled “Data Communications Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include a Count Value And Termination Indication Information” (“the ‘240 Patent”). On May 6, 2014, the parties filed a joint stipulation dismissing the ’267 patent with prejudice. On May 7, 2014, GPNE Corp. filed an amended complaint alleging that we infringed the ’240 patent and U.S. Patent No. 7,570,954, entitled “Communication System Wherein A Clocking Signal From A Controller, A Request From A Node, Acknowledgement of the Request, And Data Transferred From The Node Are All Provided on Different Frequencies, Enabling Simultaneous Transmission Of These Signals.” In response to GPNE’s amended complaint, we denied infringement, asserted invalidity, and counterclaimed with state-law claims for tortious interference with business relations and unfair competition. GPNE Corp. seeks damages rather than an injunction. As this matter is in its early stages, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On August 14, 2012, a putative class action complaint was filed in the Sixth Judicial Circuit in Pinellas County, Florida, entitled U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 1200-9933 CI-20. We removed the case to the United States District Court for the Middle District of Florida on September 13, 2012, U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 8:12-CV-2079. We moved to dismiss the complaint on September 20, 2012. Plaintiffs filed an amended complaint on October 4, 2012 and changed the case caption to Brevard Extraditions, Inc., d/b/a U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al. We moved to dismiss the amended complaint on October 18, 2012. The Court denied our motion to dismiss in part and granted it in part on September 27, 2013, and granted plaintiffs leave to file a second amended complaint. Plaintiffs filed a second amended complaint on October 11, 2013. The second amended complaint alleges essentially the same claims as previously alleged. On January 21, 2014, the parties executed an agreement to a settlement with class members for an aggregate of $525,000, which was subject to Court approval. On June 27, 2014, the court granted final approval of the settlement and dismissed the case with prejudice.

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. An integrated, full-featured mobile workforce management product provides additional efficiencies related to job management by empowering the field worker and speeding the job completion process from quote through payment. As of June 30, 2014, we had approximately 23,000 customers who collectively deployed our solutions in approximately 499,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 1,000 or fewer vehicles. During the six months ended June 30, 2014, we collected an average of approximately 57 million data points per day from these vehicles, and we have aggregated over 63 billion data points since our inception, which we believe provides valuable information that we may consider in the development of complementary solutions and additional sources of revenue.

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

In April 2014, Fleetmatics announced the release of its new software platform and the launch of the three new product offerings with new and, in some cases, patented features: Fleetmatics REVEAL, a business-intelligence based fleet management solution for SMBs; Fleetmatics REVEAL+, which extends Fleetmatics REVEAL to larger enterprises and is configurable to customers requiring integration capabilities with third-party workflow solutions; and Fleetmatics WORK, a field service management solution. The new software platform is an analytics-based, extensible foundation to deliver solutions, features, insights and applications that optimize how a mobile workforce gets work done, and how a business manages those mobile assets. The three product offerings that fall under the software platform offer a solution for service fleet and field service management designed to help businesses maximize their return on fleet and mobile workforce investments.

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

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In the six months ended June 30, 2014 and 2013, our largest customer accounted for approximately 6% and 4%, respectively, of our subscription revenue and our top 25 customers represented approximately 15% and 13%, respectively, of our subscription revenue.

As we pursue our growth strategy, we will have many opportunities and challenges. One of our key initiatives is to expand our business internationally, and we expect to hire additional personnel as we pursue this expansion. We may also complete strategic acquisitions to help us expand our sales and operations internationally. We will have to address additional risks as we pursue this international expansion, including the difficulties of localizing our solutions, competing with local companies as well as the challenge of managing and staffing international operations. We also intend to explore opportunities to capitalize on the data we accumulate from our customers’ vehicles as we seek ways to monetize this valuable information. Over time, we may experience pressure on pricing as our products become more mature and as competition intensifies in various markets. Each of our strategic initiatives will require expenditure of capital and management focus and we may be unsuccessful as we execute our strategy.

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of June 30, 2014, we had approximately 499,000 vehicles under subscription, an increase of 28.6% from approximately 388,000 as of June 30, 2013. Our subscription revenue in the three months ended June 30, 2014 grew 30.0% to $55.3 million compared to $42.5 million in the three months ended June 30, 2013. Our subscription revenue in the six months ended June 30, 2014 grew 32.4% to $107.2 million compared to $80.9 million in the six months ended June 30, 2013. As the business has grown, we have increased our headcount and our investment in building brand and category awareness in our market to drive customer adoption of our solutions, while at the same time leveraging our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income of $6.9 million in the six months ended June 30, 2014 compared to net income of $8.6 million in the six months ended June 30, 2013. Our Adjusted EBITDA in the six months ended June 30, 2014 grew 14.0% to $28.8 million compared to $25.3 million in the six months ended June 30, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Adjusted EBITDA	$15,047	$14,226	$28,824	$25,286
Net churn	1.1%	3.5%	NM	NM

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$3,233	$5,682	$6,861	$8,642
Provision for income taxes	1,545	2,200	3,087	4,305
Interest (income) expense, net	210	372	373	738
Foreign currency transaction (gain) loss, net	(402)	300	(354)	656
Depreciation and amortization of property and equipment	5,813	3,073	10,116	6,065
Amortization of capitalized in-vehicle devices owned by customers	372	233	658	446
Amortization of intangible assets	627	467	1,221	934
Share-based compensation	3,423	1,601	6,427	2,205
Secondary public offering costs	—	256	—	893
Litigation and settlements	97	(72)	217	288
Acquisition-related transaction costs	129	114	218	114

Adjusted EBITDA (unaudited)	$15,047	$14,226	$28,824	$25,286

Net churn. We calculate our net churn for a period by dividing (i) the number of vehicles under subscription added from existing customers less vehicles under subscription lost from existing customers over that period by (ii) the total vehicles under subscription at the beginning of that period. This provides us an appropriate measure of churn as it reflects the stability of our existing customer base before taking into account new customers as existing customers may remain a customer, but decrease the total number of subscribed vehicles at their contractual point of renewal, and conversely, may increase the number of vehicles under subscription at any point of time. When the number of vehicles under subscription added from existing customers exceeds the number of vehicles under subscription lost from existing customers in the period, this formula generates a positive number. For the three months ended June 30, 2013, an existing customer had a significant increase in their total number vehicles under subscription, which impacted our net churn calculation. Excluding the impact of this significant increase, our normalized net churn for the three months ended June 30, 2013 would have been 1.3%.

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

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to communications, third-party data and hosting costs (which include the cost of telecommunications charges for data; subscription fees paid to third-party providers of Internet maps; posted speed limit and other data; and costs of hosting of our software applications underlying our product offerings); third-party costs related to the maintenance and repair of installed in-vehicle devices, which we refer to as field service costs; depreciation of in-vehicle devices (including installation and shipping costs related to these devices); amortization of capitalized in-vehicle devices owned by customers; personnel costs (including share-based compensation) of our customer support activities and related to configuration of our solutions to interface with the customers’ workflow or other internal systems where necessary; amortization expense for internal-use capitalized software costs; amortization of developed technology acquired as part of our acquisition of KKT in May 2014, Connect2Field in August 2013 and SageQuest in 2010; amortization of the patent for our vehicle tracking system; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. We allocate a portion of customer support costs related to assisting in the sales process to sales and marketing expense.

We capitalize the cost of installed in-vehicle devices (including installation and shipping costs related to these devices) and depreciate these costs over the minimum estimated useful life of the devices or over the estimated average customer relationship period, which are both currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the device under contract, the depreciation period is accelerated resulting in the carrying value being expensed in the then-current period. Should an installed in-vehicle device require replacement because it has become defective, we record as expense the cost of the replacement part or device when provided. Furthermore, as a result of the decommissioning of its 2G network by one of our primary network providers, we are incurring additional costs as we migrate customers from a 2G to 3G network. We expect to have the customer migration completed by the end of 2016.

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

Sales and Marketing

Sales and marketing expenses consist primarily of wages and benefits (including share-based compensation) for sales and marketing personnel, including the amortization of deferred commissions and travel related expenses; advertising and promotional costs; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. Also included in our sales and marketing expenses is the amortization of the value of customer relationships and trademarks acquired as part of our SageQuest acquisition in 2010. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. We capitalize commission costs that are incremental and directly related to the acquisition of new customer contracts or renewals. For the majority of our customer contracts, we pay commissions in full when we receive the initial customer contract for a new subscription or a renewal subscription. For all other customer contracts, we pay commissions in full when we receive the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as an expense immediately.

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

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and other financial information as of and for the three and six months ended June 30, 2014, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands)
Subscription revenue	$55,268	100.0%	$42,529	100.0%	$107,165	100.0%	$80,948	100.0%
Cost of subscription revenue	14,534	26.3	10,834	25.5	27,280	25.5	20,831	25.7

Gross profit	40,734	73.7	31,695	74.5	79,885	74.5	60,117	74.3

Operating expenses:
Sales and marketing	22,049	39.9	13,600	32.0	40,411	37.7	26,201	32.4
Research and development	4,613	8.4	2,461	5.8	8,790	8.2	4,555	5.6
General and administrative	9,486	17.2	7,080	16.7	20,758	19.4	15,020	18.7

Total operating expenses	36,148	65.4	23,141	54.5	69,959	65.3	45,776	56.6

Income from operations	4,586	8.3	8,554	20.0	9,926	9.3	14,341	17.7
Interest income (expense), net	(210)	(0.4)	(372)	(0.9)	(373)	(0.4)	(738)	(0.9)
Foreign currency transaction gain (loss), net	402	0.7	(300)	(0.7)	354	0.3	(656)	(0.8)
Other income (expense), net	—	—	—	—	41	—	—	—

Income (loss) before income taxes	4,778	8.7	7,882	18.4	9,948	9.3	12,947	16.0
Provision for income taxes	1,545	2.8	2,200	5.2	3,087	2.9	4,305	5.3

Net income (loss)	$3,233	5.9%	$5,682	13.4%	$6,861	6.4%	$8,642	10.7%

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Subscription Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Subscription revenue	$55,268	$42,529	30.0%	$107,165	$80,948	32.4%

Subscription revenue increased by $12.7 million, or 30.0%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased by $26.2 million, or 32.4%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 28.6% from the three months ended June 30, 2013 to the three months ended June 30, 2014. As of the period-ends, the number of vehicles under subscription increased from approximately 388,000 as of June 30, 2013 to approximately 499,000 as of June 30, 2014. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions, including the addition of 102 sales and marketing personnel from period-end to period-end. Our average selling prices generally remained stable, while volume increased in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Cost of Subscription Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of subscription revenue	$14,534	$10,834	34.2%	$27,280	$20,831	31.0%

Cost of subscription revenue increased by $3.7 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 28.6% period-end to period-end. Communications, third-party data and hosting costs increased by $0.3 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $0.2 million in third-party data subscription fees and an increase of $0.4 million in hosting costs for our software applications, partially offset by a decrease of $0.3 million in data communication costs. Depreciation and amortization of installed in-vehicle devices increased by $2.3 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Payroll and related expenses increased by $0.5 million primarily due to an increase of 50 employees in our customer support and configuration groups. Facilities expense increased by $0.2 million as a result of increased office space requirements for our additional employees. Amortization of internal-use software increased by $0.2 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by

$0.2 million primarily due to amortization related to the intangible assets acquired in the Connect2Field and KKT acquisitions. Acquired developed technology is amortized over its estimated useful life based on the pattern over which we expect to consume the economic benefit of the asset which in general reflects the expected cash flows from each asset.

Cost of subscription revenue increased by $6.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 28.6% period-end to period-end. Communications, third-party data and hosting costs increased by $0.9 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $0.3 million in third-party data subscription fees and an increase of $0.7 million in hosting costs for our software applications, partially offset by a decrease of $0.1 million in data communication costs. Field service costs for maintenance and repair of installed in-vehicle devices increased by $0.2 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $3.4 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Payroll and related expenses increased by $1.0 million primarily due to an increase of 50 employees in our customer support and configuration groups. Facilities expense increased by $0.3 million as a result of increased office space requirements for our additional employees. Amortization of acquired developed technology increased by $0.4 million primarily due to amortization related to the intangible assets acquired in the Connect2Field and KKT acquisitions. Amortization of internal-use software increased by $0.2 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, our cost of subscription revenue increased from 25.5% in the three months ended June 30, 2013 to 26.3% in the three months ended June 30, 2014. Although we continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription, these decreases are attributable to the increased expenses noted above being more than offset by the impact of the percentage growth in our subscription revenue period-over-period.

As a percentage of subscription revenue, our cost of subscription revenue decreased from 25.7% in the six months ended June 30, 2013 to 25.5% in the six months ended June 30, 2014. As our business and subscription revenue has grown, the decrease in cost of subscription revenue as a percentage of subscription revenue has resulted from leveraging our scale to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data. In addition, we achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription.

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing expense	$22,049	$13,600	62.1%	$40,411	$26,201	54.2%

Sales and marketing expense increased $8.4 million, or 62.1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily due to growing our sales and marketing teams and our investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $4.0 million, inclusive of commissions and share-based compensation, and increased travel costs of $0.3 million, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 102 sales and marketing personnel from period-end to period-end. Those 102 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $4.2 million due to additional marketing and advertising efforts. These increases were partially offset by decreased amortization expense of $0.1 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

Sales and marketing expense increased $14.2 million, or 54.2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to growing our sales and marketing teams and our investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $7.4 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 102 sales and marketing personnel from period-end to period-end. Those 102 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $6.0 million due to additional marketing and advertising efforts. Travel expense increased by $0.3 million as a result of our additional hiring efforts, and facilities expense increased by $0.6 million as a result of additional office space requirements for our additional employees. These increases were partially offset by decreased amortization expense of $0.1 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense increased from 32.0% in the three months ended June 30, 2013 to 39.9% in the three months ended June 30, 2014, and increased from 32.4% in the six months ended June 30, 2013 to 37.7% in the six months ended June 30, 2014. These increases were primarily due to the increases in advertising and promotional expenditures and payroll and related expenses period-over-period as noted above. Other cost increases in sales and marketing expense were in line with the percentage growth in subscription revenue period-over-period.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development expense	$4,613	$2,461	87.4%	$8,790	$4,555	93.0%

Research and development expense increased $2.2 million, or 87.4%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily due to additional payroll-related costs of $1.7 million, recruiting expenses of $0.1 million, travel costs of $0.1 million, and facilities expenses of $0.2 million incurred resulting from an additional 47 product management and development personnel hired, and $0.1 million of consulting fees to further enhance and develop our products. Research and development expense increased $4.2 million, or 93.0%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily due to additional payroll-related costs of $3.2 million, recruiting expenses of $0.2 million, travel costs of $0.2 million, and facilities expenses of $0.4 million incurred related to additional employees hired, and $0.2 million of consulting fees to further enhance and develop our products.

Research and development expense for the three months ended June 30, 2014 and 2013 of $4.6 million and $2.5 million, respectively, and for the six months ended June 30, 2014 and 2013 of $8.8 million and $4.6 million, respectively, was recorded net after capitalization of $0.5 million, $0.5 million, $0.9 million and $0.9 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense increased from 5.8% in the three months ended June 30, 2013 to 8.4% in the three months ended June 30, 2014, and increased from 5.6% in the six months ended June 30, 2013 to 8.2% in the six months ended June 30, 2014. These increases were primarily due to the increases period-over-period related to the increases in payroll and related expenses period-over-period as noted above.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative expense	$9,486	$7,080	34.0%	$20,758	$15,020	38.2%

General and administrative expense increased $2.4 million, or 34.0%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily due to an increase of $2.0 million in payroll-related costs, inclusive of share-based compensation, and $0.4 million of office-related costs, primarily the result of an increase of 30 general and administrative personnel period-over-period in order to support the growth in the business.

General and administrative expense increased $5.7 million, or 38.2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to an increase of $4.2 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 30 general and administrative personnel period-over-period in order to support the growth in the business. Bad debt expense increased $0.3 million due to the increase in accounts receivable period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.7 million of office-related costs, $0.1 million of travel expenses associated with our additional employees, and an increase of $0.2 million in merchant and bank fees due to the increase in customer subscriptions. Professional fees increased by $0.2 million primarily related to legal fees associated with defending the class action complaint and the patent-infringement case, partially offset by decreased audit and tax fees period-over-period.

As a percentage of subscription revenue, general and administrative expense increased from 16.7% in the three months ended June 30, 2013 to 17.2% in the three months ended June 30, 2014, and increased from 18.7% in the six months ended June 30, 2013 to 19.4% in the six months ended June 30, 2014. These increases were primarily due to the increases period-over-period in payroll and related expenses and professional fees period-over-period as noted above. Other cost increases in general and administrative expense were in line with the percentage growth in subscription revenue period-over-period.

Interest Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income (expense), net	$(210)	$(372)	(43.5)%	$(373)	$(738)	(49.5)%

Interest income (expense), net for the three months ended June 30, 2014 decreased $0.2 million, or 43.5% as compared to the three months ended June 30, 2013 and decreased $0.4 million, or 49.5% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and primarily reflects the interest expense incurred on our long-term debt as well as amortization expense of related debt discounts and deferred financing costs.

On November 29, 2013, we entered into an amendment to a previously existing credit facility, dated as of May 10, 2012, with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced a $25.0 million Term Loan and a $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. Interest income netted against interest expense was immaterial in the three and six months ended June 30, 2014 and 2013.

Foreign Currency Transaction Gain (Loss), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Foreign currency transaction gain (loss), net	$402	$(300)	(234.0)%	$354	$(656)	(154.0)%

For the three and six months ended June 30, 2014, we recognized $0.4 million and $0.4 million, respectively, in foreign currency transaction gains. For the three and six months ended June 30, 2013, we recognized $0.3 million and $0.7 million, respectively, in foreign currency transaction losses. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. dollar compared to other currencies in which we transact primarily the euro and British pound.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for income taxes	$1,545	$2,200	(29.8)%	$3,087	$4,305	(28.3)%

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

Our effective income tax rate for the three months ended June 30, 2014 and 2013 was 32.3% and 27.9%, respectively, on pre-tax income of $4.8 million and $7.9 million, respectively. Our effective tax rate for the three months ended June 30, 2014 and 2013 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland.

Our effective income tax rate for the six months ended June 30, 2014 and 2013 was 31.0% and 33.3%, respectively, on pre-tax income of $9.9 million and $12.9 million, respectively. Our effective tax rate for the six months ended June 30, 2014 and 2013 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows provided by operating activities	$33,850	$23,196
Cash flows used in investing activities	(21,855)	(18,446)
Cash flows provided by financing activities	6,449	491
Effect of exchange rate changes on cash	(142)	(119)

Net increase in cash	$18,302	$5,122

In connection with our October 2012 initial public offering, we received aggregate proceeds of $93.3 million net of underwriting discounts and commissions and offering costs paid by us.

Prior to our October 2012 initial public offering, we funded our operations, capital expenditures and the acquisition of SageQuest primarily through sales of our fleet management solutions to customers, the net proceeds of approximately $54.2 million from the issuance of shares in our capital since our inception, and the net proceeds of $31.5 million from debt issued in 2010 and 2012. At June 30, 2014, our principal sources of liquidity were our cash balance of $155.5 million and borrowings of up to $50.0 million available under our Amended Revolving Credit Facility, of which $26.3 million was available.

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

Operating Activities

Operating activities provided $33.9 million of cash in the six months ended June 30, 2014. The cash flow provided by operating activities resulted primarily from our net income of $6.9 million, net non-cash charges of $14.6 million, and net cash of $12.4 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $15.8 million of depreciation and amortization expense, $6.4 million of share-based compensation expense, $1.0 million of provisions for accounts receivable, $0.3 million benefit from deferred tax assets, $0.8 million for losses on disposal of property and equipment and other assets, $0.4 million of unrealized foreign currency translation gains, and $8.8 million in excess tax benefits from share-based awards. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $4.8 million increase in deferred revenue, $5.0 million increase in accounts payable, accrued expenses, and other current liabilities, a $4.7 million decrease in accounts receivable from customers, and a $1.1 million increase in accrued income taxes, partially offset by a $3.2 million increase in prepaid expenses and other assets. The increase in deferred revenue was attributable to a greater number of customers in 2014 than in 2013 prepaying for a portion of their subscription. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The decrease in our accounts receivable was due to collection efforts in 2014 on certain customer billings which had been delayed due to a billing system conversion completed during the fourth quarter of 2013. The increase in our accrued taxes was due to net increases in our prior-year tax reserves. The increase in our prepaid expenses and other assets was due to increases in deferred commissions and capitalized costs of in-vehicle devices owned by customers due to the growth in our business.

Investing Activities

Net cash used in investing activities was $21.9 million and $18.4 million for the six months ended June 30, 2014 and 2013, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment of $18.4 million and $17.5 million in the six months ended June 30, 2014 and 2013, respectively, as well as costs capitalized for internal-use software of $1.3 million and $0.9 million in the three months ended June 30, 2014 and 2013, respectively; and $2.2 million of cash paid for the acquisition of KKT, net of cash acquired and a $0.1 million decrease in restricted cash for the six months ended June 30, 2014.

Financing Activities

Net cash provided by financing activities was $6.4 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of excess tax benefits from share-based awards of $8.8 million and proceeds from the issuance of ordinary shares under stock option plans of $1.4 million, partially offset by payments of taxes related to net share settlement of equity awards of $3.2 million, payments of our capital lease obligations of $0.4 million, and payments of notes payable of $0.2 million. Net cash provided by financing activities for the six months ended June 30, 2013 consisted of proceeds from the issuance of ordinary shares under stock option plans of $2.6 million, partially offset by payments of previously accrued initial public offering costs of $1.3 million, payments of our Term Loan of $0.6 million, and payments of our capital lease obligations of $0.2 million.

Indebtedness and Liquidity

We believe that our cash and borrowings available under our Amended Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

On November 29, 2013, we entered into an amendment to the previously existing credit facility, dated as of May 10, 2012, with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced a $25.0 million Term Loan and a $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As of June 30, 2014 the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility and was in compliance with all such covenants.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Tempe, Arizona, and Sydney, Australia for our sales teams and Reading, U.K. for a customer care center under lease agreements that expire at various dates through 2019.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2016.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2015.

The following table summarizes our contractual obligations at June 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Amended Revolving Credit Facility(1)	$279	$95	$184	$—	$—
Capital lease obligations(2)	1,725	779	946	—	—
Operating lease obligations(3)	18,514	3,639	7,307	5,083	2,485
Outstanding purchase obligations(4)	7,496	6,520	976	—	—
Data center commitments(5)	2,035	1,652	383	—	—

Total(6)	$30,049	$12,685	$9,796	$5,083	$2,485

(1)	Represents the contractually required unused line fees and service fees contractually required under our Amended Revolving Credit Facility in existence at June 30, 2014.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of June 30, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of June 30, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of June 30, 2014. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of June 30, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $3.2 million recorded as liabilities for unrecognized tax benefits (inclusive of $2.1 million of accrued interest and penalties) as of June 30, 2014 as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority because the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 11 to our unaudited consolidated financial statements for further discussion on income taxes.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The Company adopted this standard in 2014 and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction gains of $0.4 million were recorded for the six months ended June 30, 2014.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation losses of $0.4 million were recorded for the six months ended June 30, 2014.

For the six months ended June 30, 2014, approximately 8.5% of our revenues and approximately 18.5% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. In addition, 9.1% of our assets and 6.0% of our liabilities were subject to foreign currency translation exposure as of June 30, 2014 as compared to 10.3% of our assets and 3.6% of our liabilities as of December 31, 2013.

Currently, our largest foreign currency exposures are those with respect to the euro, the British pound, and the Australian dollar. Relative to foreign currency exposures existing at June 30, 2014, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the six months ended June 30, 2014, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $1.4 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of June 30, 2014. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. The Amended Revolving Credit Facility, which earns variable rates of interest, exposes us to interest rate risk. Based on the $23.8 million outstanding principal amount of our variable-rate indebtedness at June 30, 2014 under the Amended Revolving Credit Facility, a one percentage point change in the interest rates above the floor of 4.5% would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million. However, interest cannot decrease from the 4.5% rate we were paying as of June 30, 2014 as our Amended Revolving Credit Facility does not allow for us to pay interest at a rate of less than 4.5% on our principal balances.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the six month periods ended June 30, 2014 and 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 19, 2014, Rothschild Location Technologies, LLC filed a complaint against the Company (Rothschild Location Technologies, LLC v. FleetMatics USA, LLC) in the United States District Court for the District of Delaware. This complaint has not been served. The complaint alleges that we infringed U.S. Patent No. 8,606,503, entitled “Device, System and Method for Remotely Entering, Storing and Sharing Addresses for a Positional Information Device.” As this matter is in its early stages, we do not believe that a loss is probable and are unable to reasonably estimate a possible loss or range of loss. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On January 2, 2014, we were sued by GPNE Corp. in a patent-infringement case (GPNE Corp. v. FleetMatics USA, LLC, Civil Action No. 13-2049 (LPS)) (United States District Court for the District of Delaware). The original complaint alleges that we have infringed U.S. Patent No. 7,555,267 entitled “Network Communication System Wherein a Node Obtains Resources For Transmitting Data By Transmitting Two Reservation Requests” (“the ‘267 Patent”) and U.S. Patent No. 8,086,240 entitled “Data Communications Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include a Count Value And Termination Indication Information” (“the ‘240 Patent”). On May 6, 2014, the parties filed a joint stipulation dismissing the ’267 patent with prejudice. On May 7, 2014, GPNE Corp. filed an amended complaint alleging that we infringed the ’240 patent and U.S. Patent No. 7,570,954, entitled “Communication System Wherein A Clocking Signal From A Controller, A Request From A Node, Acknowledgement of the Request, And Data Transferred From The Node Are All Provided on Different Frequencies, Enabling Simultaneous Transmission Of These Signals.” In response to GPNE’s amended complaint, we denied infringement, asserted invalidity, and counterclaimed with state-law claims for tortious interference with business relations and unfair competition. GPNE Corp. seeks damages rather than an injunction. As this matter is in its early stages, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On August 14, 2012, a putative class action complaint was filed in the Sixth Judicial Circuit in Pinellas County, Florida, entitled U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 1200-9933 CI-20. We removed the case to the United States District Court for the Middle District of Florida on September 13, 2012, U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al., Case No. 8:12-CV-2079. We moved to dismiss the complaint on September 20, 2012. Plaintiffs filed an amended complaint on October 4, 2012 and changed the case caption to Brevard Extraditions, Inc., d/b/a U.S. Prisoner Transport, et al. v. FleetMatics USA, LLC, et al. We moved to dismiss the amended complaint on October 18, 2012. The Court denied our motion to dismiss in part and granted it in part on September 27, 2013, and granted plaintiffs leave to file a second amended complaint. Plaintiffs filed a second amended complaint on October 11, 2013. The second amended complaint alleges essentially the same claims as previously alleged. On January 21, 2014, the parties executed an agreement to a settlement with class members for an aggregate of $525,000, which was subject to Court approval. On June 27, 2014, the court granted final approval of the settlement and dismissed the case with prejudice.

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

Item 6.	Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.1*	First Amendment of Lease between FleetMatics USA, LLC and BP Bay Colony LLC dated as of May 1, 2014.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101††	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.
††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: August 8, 2014	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)