Form 10-Q
period 2014-09-30
Fleetmatics Group plc
filed 2014-11-04
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of October 31, 2014 was 37,747,243.

FLEETMATICS GROUP PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$161,008	$137,171
Restricted cash	—	64
Accounts receivable, net of allowances of $1,726 and $1,395 at September 30, 2014 and December 31, 2013, respectively	15,165	20,240
Deferred tax assets	6,715	6,505
Prepaid expenses and other current assets	22,413	13,675

Total current assets	205,301	177,655
Property and equipment, net	77,265	61,732
Goodwill	30,207	28,706
Intangible assets, net	7,088	7,765
Deferred tax assets, net	955	1,282
Other assets	10,035	9,399

Total assets	$330,851	$286,539

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,751	$9,952
Accrued expenses and other current liabilities	21,736	14,855
Deferred revenue	22,733	21,163

Total current liabilities	51,220	45,970
Deferred revenue	11,233	9,029
Accrued income taxes	3,508	2,094
Long-term debt	23,750	23,750
Other liabilities	4,875	3,888

Total liabilities	94,586	84,731

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 37,644,498 and 37,023,781 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	722	709
Deferred shares, €0.01 par value; 5,000,004 shares authorized; 2,230,334 shares issued and outstanding at September 30, 2014 and December 31, 2013	29	29
Additional paid-in capital	298,353	277,084
Accumulated other comprehensive income (loss)	(69)	1,812
Accumulated deficit	(62,770)	(77,826)

Total shareholders’ equity	236,265	201,808

Total liabilities and shareholders’ equity	$330,851	$286,539

The accompanying notes are an integral part of the consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Subscription revenue	$60,421	$46,314	$167,586	$127,262
Cost of subscription revenue	15,056	11,498	42,336	32,329

Gross profit	45,365	34,816	125,250	94,933

Operating expenses:
Sales and marketing	19,153	14,266	59,564	40,467
Research and development	4,259	3,130	13,049	7,685
General and administrative	10,623	10,506	31,381	25,526

Total operating expenses	34,035	27,902	103,994	73,678

Income from operations	11,330	6,914	21,256	21,255
Interest income (expense), net	(149)	(373)	(522)	(1,111)
Foreign currency transaction gain (loss), net	316	(118)	670	(774)
Other income (expense), net	(42)	—	(1)	—

Income before income taxes	11,455	6,423	21,403	19,370
Provision for income taxes	3,260	845	6,347	5,150

Net income	$8,195	$5,578	$15,056	$14,220

Net income per share:
Basic	$0.22	$0.15	$0.40	$0.40

Diluted	$0.21	$0.15	$0.39	$0.39

Weighted average ordinary shares outstanding:
Basic	37,575,672	36,313,259	37,373,705	35,311,648

Diluted	38,532,609	37,618,615	38,424,555	36,777,137

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$8,195	$5,578	$15,056	$14,220

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0	(1,455)	447	(1,881)	751

Total other comprehensive income (loss)	(1,455)	447	(1,881)	751

Comprehensive income	$6,740	$6,025	$13,175	$14,971

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$15,056	$14,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,951	9,404
Amortization of capitalized in-vehicle devices owned by customers	896	715
Amortization of intangible assets	1,902	1,570
Amortization of deferred commissions, other deferred costs and debt discount	5,955	4,670
Provision for (benefit from) deferred tax assets	(277)	213
Provision for accounts receivable allowances	1,672	1,109
Unrealized foreign currency transaction (gain) loss	(735)	753
Loss on disposal of property and equipment and other assets	1,315	2,428
Share-based compensation	9,717	4,535
Excess tax benefits from share-based awards	(13,056)	—
Changes in operating assets and liabilities:
Accounts receivable	3,440	(3,731)
Prepaid expenses and other current and long-term assets	(2,277)	(6,459)
Accounts payable, accrued expenses and other current liabilities	2,751	6,400
Accrued income taxes	1,415	408
Deferred revenue	3,797	3,552

Net cash provided by operating activities	47,522	39,787

Cash flows from investing activities:
Purchases of property and equipment	(28,908)	(25,673)
Capitalization of internal-use software costs	(2,491)	(1,496)
Proceeds from sale of property and equipment	41	—
Payment for business acquired, net of cash acquired	(2,274)	(6,851)
Net decrease in restricted cash	64	—

Net cash used in investing activities	(33,568)	(34,020)

Cash flows from financing activities:
Payments of Term Loan	—	(938)
Proceeds from secondary public offering, net of offering costs	—	32,060
Proceeds from exercise of stock options	1,967	4,685
Taxes paid related to net share settlement of equity awards	(3,703)	—
Excess tax benefits from share-based awards	13,056	—
Payments of previously accrued initial public offering costs	—	(1,355)
Payments of capital lease obligations	(620)	(276)
Payments of notes payable	(365)	—

Net cash provided by financing activities	10,335	34,176

Effect of exchange rate changes on cash	(452)	(183)

Net increase in cash	23,837	39,760
Cash, beginning of period	137,171	100,087

Cash, end of period	$161,008	$139,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$525	$876
Cash paid (refunds received), net for income taxes	$1,234	$1,204
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and note payable	$2,647	$—
Additions to property and equipment included in accounts payable or accrued expenses at the balance sheet dates	$2,167	$2,177
Issuance of ordinary shares under employee share purchase plan	$441	$—

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

The accompanying consolidated balance sheet as of September 30, 2014, the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2014, the results of its operations, its comprehensive income, and its cash flows for the nine months ended September 30, 2014 and 2013. The consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2014 and 2013 are also unaudited. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any other interim periods or future year.

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

Commission costs capitalized during the three months ended September 30, 2014 and 2013 totaled $2,944 and $2,170, respectively, and during the nine months ended September 30, 2014 and 2013 totaled $8,903 and $6,565, respectively. Amortization of deferred commissions totaled $2,150 and $1,614 for the three months ended September 30, 2014 and 2013, respectively, and totaled $5,910 and $4,459 for the nine months ended September 30, 2014 and 2013, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $14,705 and $11,747 as of September 30, 2014 and December 31, 2013, respectively.

Capitalized In-Vehicle Device Costs

For customer arrangements in which we retain ownership of the in-vehicle devices installed in a customer’s fleet, we capitalize the cost of the in-vehicle devices (including installation and shipping costs) as a component of property and equipment in our consolidated balance sheets, and we depreciate these assets on a straight-line basis over their estimated useful life, which is currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the in-vehicle device, the carrying value of the asset is depreciated in full with expense immediately recorded as cost of subscription revenue. The carrying value of these installed in-vehicle devices (including installation and shipping costs) was $59.2 million and $48.4 million at September 30, 2014 and December 31, 2013, respectively. Depreciation of these installed in-vehicle devices totaled is included in cost of subscription revenue in our consolidated statements of operations.

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

Costs of in-vehicle devices owned by customers that were capitalized during the three months ended September 30, 2014 and 2013 totaled $61 and $95, respectively, and during the nine months ended September 30, 2014 and 2013 totaled $132 and $344, respectively. Amortization of these capitalized costs totaled $238 and $269 for the three months ended September 30, 2014 and 2013, respectively, and $896 and $715 for the nine months ended September 30, 2014 and 2013, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Capitalized costs related to these in-vehicle devices of which title has transferred to customers, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $2,520 and $3,782 as of September 30, 2014 and December 31, 2013, respectively.

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Prepaid taxes/taxes receivable	$11,391	$2,438
Deferred commission costs	7,672	6,122
Prepaid software license fees and support	1,035	528
Capitalized costs of in-vehicle devices owned by customers	516	861
Prepaid Insurance	316	571
Prepaid subscription service fees	144	529
Rebate receivable	—	1,096
Other	1,339	1,530

Total	$22,413	$13,675

4. Property and Equipment

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
In-vehicle devices—installed	$119,637	$96,431
In-vehicle devices—uninstalled	6,071	4,550
Computer equipment	9,666	6,645
Internal-use software	6,774	4,806
Furniture and fixtures	1,984	1,873
Leasehold improvements	2,491	1,813

Total property and equipment	146,623	116,118
Less: Accumulated depreciation and amortization	(69,358)	(54,386)

Property and equipment, net	$77,265	$61,732

Depreciation and amortization expense related to property and equipment totaled $5,835 and $3,339 for the three months ended September 30, 2014 and 2013, respectively, and totaled $15,951 and $9,404 for the nine months ended September 30, 2014 and 2013, respectively. Of those amounts, $5,298 and $3,018 for the three months ended September 30, 2014 and 2013, respectively, and $14,469 and $8,549 for the nine months ended September 30, 2014 and 2013, respectively, was recorded in cost of subscription revenue primarily related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remaining costs were included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $59,226 and $48,373 at September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014 and 2013, the Company capitalized costs of $2,491 and $1,496, respectively, associated with the development of its internal-use software related to our SaaS software offerings accessed by customers as well as customization and development of our internal business systems. Amortization expense of the internal-use software totaled $327 and $113 during the three months ended September 30, 2014 and 2013, respectively, and $778 and $369 during the nine months ended September 30, 2014 and 2013, respectively. The carrying value of capitalized internal-use software was $4,501 and $3,192 as of September 30, 2014 and December 31, 2013, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of September 30, 2014 and December 31, 2013, the gross amount of assets under capital leases totaled $3,262 and $1,593, respectively, and related accumulated amortization totaled $1,311 and $874, respectively.

During the three months ended September 30, 2014 and 2013, the Company expensed $493 and $929, respectively, and during the nine months ended September 30, 2014 and 2013 expensed $1,271 and $2,428, respectively, in conjunction with the replacement of installed in-vehicle devices resulting from the Company’s proactive migration to the most recent technology and to a lesser degree a required replacement of those devices. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

5. Business Combination

On May 23, 2014, Fleetmatics acquired Florence, Italy-based KKT Srl (“KKT”), the developer of Routist, a SaaS-based, intelligent routing solution for businesses looking to optimize the utilization of their fleet and mobile resources, pursuant to a Quota Sale and Purchase Agreement (the “Purchase and Sale Agreement”). The total consideration of $2,249 consisted entirely of cash paid to acquire all of the assets of KKT and to assume a nominal amount of liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $1,455.

The following table summarizes the purchase price for KKT and the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of May 23, 2014:

Purchase consideration:
Total purchase price, net of cash acquired	$2,274
Cash acquired	21

Total purchase consideration	$2,295

Assets acquired and liabilities assumed:
Cash	$21
Accounts receivable	51
Other current assets	18
Deferred tax assets	13
Identifiable intangible assets	1,169
Goodwill	1,501

Total assets acquired, inclusive of goodwill	2,773
Accounts payable, accrued expenses and other current liabilities	(40)
Deferred tax liabilities	(362)
Other long-term liabilities	(76)

Total liabilities assumed	(478)

Total	$2,295

The estimated fair value of the intangible assets acquired as of the acquisition date was $1,169 with a useful life of three years. The acquired intangible assets consisted of developed technology and was valued using the replacement cost approach. In September 2014, the Company recorded $46 as a purchase price adjustment resulting from a minimum working capital requirement pursuant to the Purchase and Sale Agreement. The $46 working capital adjustment has been reflected in the purchase price allocation table above.

The results of KKT have been included in the consolidated financial statements from the acquisition date of May 23, 2014. The results of KKT were not included in pro forma combined historical results of operation of the Company as they are not material.

6. Goodwill and Intangible Assets

As of September 30, 2014 and December 31, 2013, the carrying amount of goodwill was $30,207 and $28,706, respectively, and resulted from the acquisitions of KKT in May 2014, Connect2Field in August 2013 and SageQuest in July 2010. No impairment of goodwill was recorded during the nine months ended September 30, 2014 or the year ended December 31, 2013.

Intangible assets consisted of the following as of September 30, 2014 and December 31, 2013, with gross and net amounts of foreign currency-denominated intangible assets reflected at September 30, 2014 and December 31, 2013 exchange rates, respectively:

	September 30, 2014
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(7,142)	$3,958
Acquired developed technology	5,506	(2,538)	2,968
Trademarks	400	(380)	20
Patent	227	(85)	142

Total	$17,233	$(10,145)	$7,088

	December 31, 2013
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(6,155)	$4,945
Acquired developed technology	4,338	(1,724)	2,614
Trademarks	400	(359)	41
Patent	248	(83)	165

Total	$16,086	$(8,321)	$7,765

Amortization expense related to intangible assets was $681 and $636 for the three months ended September 30, 2014 and 2013, respectively. Of those amounts, amortization expense of $345 and $221 for the three months ended September 30, 2014 and 2013, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $336 and $415 for the three months ended September 30, 2014 and 2013, respectively, was included in sales and marketing expense in the consolidated statements of operations.

Amortization expense related to intangible assets was $1,902 and $1,570 for the nine months ended September 30, 2014 and 2013, respectively. Of those amounts, amortization expense of $894 and $326 for the nine months ended September 30, 2014 and 2013, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $1,008 and $1,244 for the nine months ended September 30, 2014 and 2013, respectively, was included in sales and marketing expense in the consolidated statements of operations.

We currently expect to amortize the following remaining amounts of intangible assets held at September 30, 2014 in the fiscal periods as follows:

Year ending December 31,

2014	$763
2015	2,491
2016	1,853
2017	867
2018	572
Thereafter	542

$7,088

7. Other Assets

Other assets (non-current) consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Deferred commission costs	$7,033	$5,625
Capitalized costs of in-vehicle devices owned by customers	2,003	2,921
Other	999	853

Total	$10,035	$9,399

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Accrued payroll and related expenses	$11,231	$7,720
Accrued professional fees	2,844	1,782
Accrued marketing expense	942	374
Accrued insurance expense	260	723
Accrued litigation settlements	—	758
Other	6,459	3,498

Total	$21,736	$14,855

9. Other Liabilities

Other liabilities (non-current) consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Deferred tax liabilities	$2,460	$2,460
Accrued rent	1,352	1,281
Capital lease obligations	993	147
Other	70	—

Total	$4,875	$3,888

10. Long-term Debt

Amended Revolving Credit Facility

On November 29, 2013, Fleetmatics entered into an amendment to a previously existing credit facility, dated as of May 10, 2012, with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced a $25,000 term loan (the “Term Loan”) and a $25,000 revolving line of credit with a $50,000 revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. As a result of the repayment of the Term Loan in November 2013, the Company recorded as interest expense the unamortized debt discount of $426 and a $158 reduction of debt issuance costs. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As of September 30, 2014, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility and was in compliance with all such covenants. The fair value of the borrowings outstanding of $23,750 under the Amended Credit Facility approximated its face value as of September 30, 2014.

11. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2014 was 28.5% and 29.7%, respectively, on pre-tax income of $11,455 and $21,403, respectively. The effective tax rate for three and nine months ended September 30, 2014 was higher than the statutory Irish rate of 12.5% primarily due to income being generated in jurisdictions that have a higher tax rate than the Irish statutory rate and due to the recording of uncertain tax positions including interest and penalties. The increase associated with these items was partially offset by research tax credits in Ireland. It is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, may decrease by up to $869. This is primarily due to statute of limitations expiring for the recognition of these tax benefits of one of our non-Irish subsidiaries in 2015.

The Company’s effective income tax rate for the three and nine months ended September 30, 2013 was 13.2% and 26.6%, respectively, on pre-tax income of $6,423 and $19,370, respectively. The effective tax rate for the three and nine months ended September 30, 2013 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with its uncertain tax positions and income taxed in jurisdictions with a higher statutory tax rate than Ireland’s 12.5% tax rate. The increase associated with these items was offset by a release of reserves for uncertain tax positions due to the expiration of statutes of limitations in the United States and the United Kingdom and by research tax credits in Ireland.

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

Stock Option Activity

Stock option activity during the nine months ended September 30, 2014 was as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,477,823	$5.36
Granted	—
Exercised	(411,956)	$4.77
Forfeited and canceled	(11,041)	$9.43

Outstanding at September 30, 2014	1,054,826	$5.55

Vested and expected to vest at September 30, 2014	1,043,388	$5.51

Exercisable at September 30, 2014	789,355	$4.82

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

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of subscription revenue	$176	$132	$495	$275
Sales and marketing	1,113	909	3,615	1,712
Research and development	519	367	1,384	675
General and administrative	1,482	922	4,223	1,873

Total	$3,290	$2,330	$9,717	$4,535

13. Net Income per Share

Basic and diluted net income per share was calculated as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic net income per share:
Numerator:
Net income	$8,195	$5,578	$15,056	$14,220

Denominator:
Weighted average ordinary shares outstanding—basic	37,575,672	36,313,259	37,373,705	35,311,648

Net income per share—basic	$0.22	$0.15	$0.40	$0.40

Diluted net income per share:
Numerator:
Net income	$8,195	$5,578	$15,056	$14,220

Denominator:
Weighted average ordinary shares outstanding—basic	37,575,672	36,313,259	37,373,705	35,311,648
Dilutive effect of ordinary share equivalents	956,937	1,305,356	1,050,850	1,465,489

Weighted average ordinary shares outstanding—diluted	38,532,609	37,618,615	38,424,555	36,777,137

Net income per share—diluted	$0.21	$0.15	$0.39	$0.39

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

Future minimum lease payments under non-cancelable operating and capital leases at September 30, 2014 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
Remaining 2014	$2,726	$221	$2,947
2015	7,149	795	7,944
2016	4,363	628	4,991
2017	3,722	234	3,956
2018	2,343	—	2,343
Thereafter	3,064	—	3,064

Total	$23,367	1,878	$25,245

Less amount representing interest		(102)

Present value of minimum lease payments		$1,776

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at September 30, 2014 totaling $1,531, of which, $383 and $1,148 will become payable in the years ending December 31, 2014 and 2015, respectively.

Purchase Commitments

As of September 30, 2014, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps) and subscription fees for software services totaling $4,264, of which $1,420, $2,234, $519, and $91 will become payable in the years ending December 31, 2014, 2015, 2016 and 2017, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2014 and December 31, 2013.

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

On May 19, 2014, Rothschild Location Technologies, LLC (“Rothschild”) filed a complaint against the Company (Rothschild Location Technologies, LLC v. Fleetmatics USA, LLC, Civil Action No. 14-635) in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 8,606,503, entitled “Device, System and Method for Remotely Entering, Storing and Sharing Addresses for a Positional Information Device.” The Company’s response or answer to Rothschild’s complaint is due on November 3, 2014. As this matter is in its early stages, we do not believe that a loss is probable and are unable to reasonably estimate a possible loss or range of loss. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On December 19, 2013, GPNE Corp. filed a complaint against the Company (GPNE Corp. v. Fleetmatics USA, LLC, Civil Action No. 13-2049) in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,555,267 entitled “Network Communication System Wherein a Node Obtains Resources For Transmitting Data By Transmitting Two Reservation Requests” (“the ’267 Patent”) and U.S. Patent No. 8,086,240 (“the ’240 patent”) entitled “Data Communications Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include a Count Value And Termination Indication Information” (“the ’240 Patent”). On May 6, 2014, the parties filed a joint stipulation dismissing the ’267 patent with prejudice. On May 7, 2014, GPNE Corp. filed an amended complaint alleging that we infringed the ’240 patent and U.S. Patent No. 7,570,954, entitled “Communication System Wherein A Clocking Signal From A Controller, A Request From A Node, Acknowledgement of the Request, And Data Transferred From The Node Are All Provided on Different Frequencies, Enabling Simultaneous Transmission Of These Signals.” In response to GPNE’s amended complaint, we denied infringement, asserted invalidity, and counterclaimed with state-law claims for tortious interference with business relations and unfair competition. GPNE Corp. seeks damages and not an injunction. As this matter is in its early stages, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On August 14, 2012, a putative class action complaint was filed in the Sixth Judicial Circuit in Pinellas County, Florida, entitled U.S. Prisoner Transport, et al. v. Fleetmatics USA, LLC, et al., Case No. 1200-9933 CI-20. We removed the case to the United States District Court for the Middle District of Florida on September 13, 2012, U.S. Prisoner Transport, et al. v. Fleetmatics USA, LLC, et al., Case No. 8:12-CV-2079. We moved to dismiss the complaint on September 20, 2012. Plaintiffs filed an amended complaint on October 4, 2012 and changed the case caption to Brevard Extraditions, Inc., d/b/a U.S. Prisoner Transport, et al. v. Fleetmatics USA, LLC, et al. We moved to dismiss the amended complaint on October 18, 2012. The Court denied our motion to dismiss in part and granted it in part on September 27, 2013, and granted plaintiffs leave to file a second amended complaint. Plaintiffs filed a second amended complaint on October 11, 2013. The second amended complaint alleges essentially the same claims as previously alleged. On January 21, 2014, the parties executed an agreement to a settlement with class members for an aggregate of $525,000, which was subject to Court approval. On June 27, 2014, the court granted final approval of the settlement and dismissed the case with prejudice. All claims have now been paid pursuant to this settlement, and the case is now closed.

15. Subsequent Event

On October 22, 2014, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 156,750 ordinary shares with a grant-date fair value of $31.13. The RSUs have restrictions which lapse four years from the date of grant.

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. An integrated, full-featured mobile workforce management product provides additional efficiencies related to job management by empowering the field worker and speeding the job completion process from quote through payment. As of September 30, 2014, we had over 24,000 customers who collectively deployed our solutions in approximately 523,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 1,000 or fewer vehicles. During the nine months ended September 30, 2014, we collected an average of approximately 60 million data points per day from these vehicles, and we have aggregated over 68 billion data points since our inception, which we believe provides valuable information that we may consider in the development of complementary solutions and additional sources of revenue.

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

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In the nine months ended September 30, 2014 and 2013, our largest customer accounted for approximately 5% and 4%, respectively, of our subscription revenue and our top 25 customers represented approximately 14% and 13%, respectively, of our subscription revenue.

As we pursue our growth strategy, we will have many opportunities and challenges. One of our key initiatives is to expand our business internationally, and we expect to hire additional personnel as we pursue this expansion. We may also complete strategic acquisitions to help us expand our sales and operations internationally. We will have to address additional risks as we pursue this international expansion, including the difficulties of localizing our solutions, competing with local companies as well as the challenge of managing and staffing international operations. We also intend to explore opportunities to capitalize on the data we accumulate from our customers’ vehicles as we seek ways to monetize this valuable information. Over time, we may experience pressure on pricing as our products become more mature and as competition intensifies in various markets. Each of our strategic initiatives will require expenditure of capital and management focus and, we may be unsuccessful as we execute our strategy.

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of September 30, 2014, we had approximately 523,000 vehicles under subscription, an increase of 25.4% from approximately 417,000 as of September 30, 2013. Our subscription revenue in the three months ended September 30, 2014 grew 30.5% to $60.4 million compared to $46.3 million in the three months ended September 30, 2013. Our subscription revenue in the nine months ended September 30, 2014 grew 31.7% to $167.6 million compared to $127.3 million in the nine months ended September 30, 2013. As the business has grown, we have increased our headcount and our investment in building brand and category awareness in our market to drive customer adoption of our solutions, while at the same time leveraging our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income of $15.1 million in the nine months ended September 30, 2014 compared to net income of $14.2 million in the nine months ended September 30, 2013. Our Adjusted EBITDA in the nine months ended September 30, 2014 grew 23.4% to $49.8 million compared to $40.3 million in the nine months ended September 30, 2013.

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

On July 30, 2013, we completed a follow-on public offering of our ordinary shares, which resulted in the sale of 1,000,000 ordinary shares by the Company and 9,925,000 ordinary shares by other selling shareholders at a price of $33.00 per ordinary share. The Company received net proceeds from this follow-on offering of $32.1 million, based upon the price of $33.00 per ordinary share and after deducting underwriting discounts and commissions and offering costs paid by the Company. The Company received no proceeds from the sale of ordinary shares by the selling shareholders.

On September 23, 2013, we completed a follow-on public offering of our ordinary shares, which resulted in the sale of 5,976,443 ordinary shares by other selling shareholders at a price of $46.79 per ordinary share. All of the shares sold in the offering were sold by Fleetmatics Investor Holdings, L.P., the principal stockholder of the Company. In addition, certain of the existing shareholders granted the underwriters an option to purchase an additional 597,644 ordinary shares. Fleetmatics did not receive any proceeds from the sale of these shares.

Key Financial and Operating Metrics

In addition to traditional financial metrics, we monitor the ongoing operation of our business using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Adjusted EBITDA	$20,968	$15,053	$49,792	$40,339
Net churn	0.4%	1.1%	NM	NM

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

We have included Adjusted EBITDA in this Management’s Discussion and Analysis of Financial Condition and Results of Operations because it is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends; to prepare and approve our annual budget and to develop short-and long-term operational plans; and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Adjusted EBITDA is a key financial measure used by the compensation committee of our Board of Directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$8,195	$5,578	$15,056	$14,220
Provision for income taxes	3,260	845	6,347	5,150
Interest (income) expense, net	149	373	522	1,111
Foreign currency transaction (gain) loss, net	(316)	118	(670)	774
Depreciation and amortization of property and equipment	5,835	3,339	15,951	9,404
Amortization of capitalized in-vehicle devices owned by customers	238	269	896	715
Amortization of intangible assets	681	636	1,902	1,570
Share-based compensation	3,290	2,330	9,717	4,535
Secondary public offering costs	—	392	—	1,285
Litigation and settlements	(364)	915	(147)	1,203
Acquisition-related transaction costs	—	258	218	372

Adjusted EBITDA (unaudited)	$20,968	$15,053	$49,792	$40,339

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

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to communications, third-party data and hosting costs (which include the cost of telecommunications charges for data; subscription fees paid to third-party providers of Internet maps; posted speed limit and other data; and costs of hosting of our software applications underlying our product offerings); third-party costs related to the maintenance and repair of installed in-vehicle devices, which we refer to as field service costs; depreciation of in-vehicle devices (including installation and shipping costs related to these devices); amortization of capitalized in-vehicle devices owned by customers; personnel costs (including share-based compensation) of our customer support activities and related to configuration of our solutions to interface with the customers’ workflow or other internal systems where necessary; amortization expense for internal-use capitalized software costs; amortization of developed technology acquired as part of our acquisition of KKT in May 2014, Connect2Field in August 2013 and SageQuest in July 2010; amortization of the patent for our vehicle tracking system; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. We allocate a portion of customer support costs related to assisting in the sales process to sales and marketing expense.

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

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and other financial information as of and for the three and nine months ended September 30, 2014, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Although there have been no material changes in our critical accounting policies and estimates, due to the decommissioning of one of our primary network wireless providers 2G network, during 2014 we began capitalizing the cost of the replacement units in accordance with the capitalization for in-vehicle device costs accounting policy previously disclosed. Any remaining net book value of the replaced 2G units will be fully depreciated at the time of replacement with the 3G units.

Results of Operations

The following table presents our results of operations in thousands of dollars and as a percentage of subscription revenue for each of the periods indicated (certain items may not foot due to rounding).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands)
Subscription revenue	$60,421	100.0%	$46,314	100.0%	$167,586	100.0%	$127,262	100.0%
Cost of subscription revenue	15,056	24.9	11,498	24.8	42,336	25.3	32,329	25.4

Gross profit	45,365	75.1	34,816	75.2	125,250	74.7	94,933	74.6

Operating expenses:
Sales and marketing	19,153	31.7	14,266	30.8	59,564	35.5	40,467	31.8
Research and development	4,259	7.0	3,130	6.8	13,049	7.8	7,685	6.0
General and administrative	10,623	17.6	10,506	22.7	31,381	18.7	25,526	20.1

Total operating expenses	34,035	56.3	27,902	60.2	103,994	62.1	73,678	57.9

Income from operations	11,330	18.8%	6,914	14.9	21,256	12.7	21,255	16.7
Interest income (expense), net	(149)	(0.2)	(373)	(0.8)	(522)	(0.3)	(1,111)	(0.9)
Foreign currency transaction gain (loss), net	316	0.5	(118)	(0.3)	670	0.4	(774)	(0.6)
Other income (expense), net	(42)	(0.1)	—	—	(1)	—	—	—

Income (loss) before income taxes	11,455	19.0	6,423	13.9	21,403	12.8	19,370	15.2
Provision for income taxes	3,260	5.4	845	1.8	6,347	3.8	5,150	4.0

Net income (loss)	$8,195	13.6%	$5,578	12.0%	$15,056	9.0%	$14,220	11.2%

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Subscription Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Subscription revenue	$60,421	$46,314	30.5%	$167,586	$127,262	31.7%

Subscription revenue increased by $14.1 million, or 30.5%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and increased by $40.3 million, or 31.7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 25.4% from the three months ended September 30, 2013 to the three months ended September 30, 2014. As of the period-ends, the number of vehicles under subscription increased from approximately 417,000 as of September 30, 2013 to approximately 523,000 as of September 30, 2014. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions, including the addition of 84 sales and marketing personnel from period-end to period-end. Our average selling prices generally remained stable, while volume increased in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Cost of Subscription Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Cost of subscription revenue	$15,056	$11,498	30.9%	$42,336	$32,329	31.0%

Cost of subscription revenue increased by $3.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 25.4% period-end to period-end. Communications, third-party data and hosting costs increased by $0.8 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $0.4 million in hosting costs for our software applications, $0.2 million in third-party data subscription fees and $0.2 million in data communication costs. Depreciation and amortization of installed in-vehicle devices increased by $1.9 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Payroll and related expenses increased by $0.5 million primarily due to an increase of 47 employees in our customer support and configuration groups. Facilities expense increased by $0.1 million as a result of increased office space requirements for our additional employees. Amortization of internal-use software increased by $0.2 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by $0.1 million primarily due to amortization related to the intangible assets acquired in the Connect2Field and KKT acquisitions. Acquired developed technology is amortized over its estimated useful life based on the pattern over which we expect to consume the economic benefit of the asset which in general reflects the expected cash flows from each asset.

Cost of subscription revenue increased by $10.0 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 25.4% period-end to period-end. Communications, third-party data and hosting costs increased by $1.7 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $1.1 million in hosting costs for our software applications, $0.6 million in third-party data subscription fees and $0.1 million in data communication costs. Field service costs for maintenance and repair of installed in-vehicle devices increased by $0.1 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $5.2 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Payroll and related expenses increased by $1.4 million primarily due to an increase of 47 employees in our customer support and configuration groups. Facilities expense increased by $0.6 million as a result of increased office space requirements for our additional employees. Amortization of acquired developed technology increased by $0.6 million primarily due to amortization related to the intangible assets acquired in the Connect2Field and KKT acquisitions. Amortization of internal-use software increased by $0.4 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, our cost of subscription revenue increased from 24.8% in the three months ended September 30, 2013 to 24.9% in the three months ended September 30, 2014. We continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription. The economies of scale achieved through this improved pricing is offset by increased depreciation and amortization of installed in-vehicle devices primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks.

As a percentage of subscription revenue, our cost of subscription revenue decreased from 25.4% in the nine months ended September 30, 2013 to 25.3% in the nine months ended September 30, 2014. As our business and subscription revenue has grown, the decrease in cost of subscription revenue as a percentage of subscription revenue has resulted from leveraging our scale to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data. In addition, we achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription.

Sales and Marketing Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Sales and marketing expense	$19,153	$14,266	34.3%	$59,564	$40,467	47.2%

Sales and marketing expense increased $4.9 million, or 34.3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to growing our sales and marketing teams and our investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $3.7 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. This increase was the result of an increase of 84 sales and marketing personnel from period-end to period-end. Those 84 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $1.3 million due to additional marketing and advertising efforts. These increases were partially offset by decreased amortization expense of $0.1 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

Sales and marketing expense increased $19.1 million, or 47.2%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to growing our sales and marketing teams and our investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $10.8 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 84 sales and marketing personnel from period-end to period-end. Those 84 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $7.3 million due to additional marketing and advertising efforts. Travel expense increased by $0.3 million as a result of our additional hiring efforts, and facilities expense increased by $0.9 million as a result of additional office space requirements for our additional employees. These increases were partially offset by decreased amortization expense of $0.2 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense increased from 30.8% in the three months ended September 30, 2013 to 31.7% in the three months ended September 30, 2014, and increased from 31.8% in the nine months ended September 30, 2013 to 35.5% in the nine months ended September 30, 2014. These increases were primarily due to the increases in advertising and promotional expenditures and payroll and related expenses period-over-period as noted above. Other cost increases in sales and marketing expense were in line with the percentage growth in subscription revenue period-over-period.

Research and Development Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Research and development expense	$4,259	$3,130	36.1%	$13,049	$7,685	69.8%

Research and development expense increased $1.1 million, or 36.1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily due to additional payroll-related costs of $1.0 million and facilities expenses of $0.1 million incurred resulting from an additional 49 product management and development personnel hired to further enhance and develop our products. Research and development expense increased $5.4 million, or 69.8%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily due to additional payroll-related costs of $4.3 million, recruiting expenses of $0.1 million, travel costs of $0.2 million, and facilities expenses of $0.6 million incurred related to additional employees hired to further enhance and develop our products.

Research and development expense for the three months ended September 30, 2014 and 2013 of $4.3 million and $3.1 million, respectively, and for the nine months ended September 30, 2014 and 2013 of $13.0 million and $7.7 million, respectively, was recorded net after capitalization of $1.0 million, $0.6 million, $1.8 million and $1.5 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense increased from 6.8% in the three months ended September 30, 2013 to 7.0% in the three months ended September 30, 2014, and increased from 6.0% in the nine months ended September 30, 2013 to 7.8% in the nine months ended September 30, 2014. These increases were primarily due to the increases period-over-period related to the increases in payroll and related expenses period-over-period as noted above.

General and Administrative Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
General and administrative expense	$10,623	$10,506	1.1%	$31,381	$25,526	22.9%

General and administrative expense increased $0.1 million, or 1.1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to an increase of $0.7 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 23 general and administrative personnel period-over-period in order to support the growth in the business and an increase of $0.2 million in merchant and bank fees due to the increase in customer subscriptions. These increases were partially offset by a decrease in professional fees of $0.8 million primarily related to a reduction of legal and settlement fees (which include reimbursements) associated with defending the class action complaint.

General and administrative expense increased $5.9 million, or 22.9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to an increase of $4.9 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 23 general and administrative personnel period-over-period in order to support the growth in the business. Bad debt expense increased $0.6 million due to the increase in accounts receivable period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.1 million of travel expenses associated with our additional employees, an increase of $0.3 million in merchant and bank fees due to the increase in customer subscriptions and increase of $0.2 million in professional fees primarily related to legal fees associated with defending the class action complaint and the patent-infringement case, partially offset by a decrease of $0.2 million in audit and tax fees period-over-period.

As a percentage of subscription revenue, general and administrative expense decreased from 22.7% in the three months ended September 30, 2013 to 17.6% in the three months ended September 30, 2014, and decreased from 20.1% in the nine months ended September 30, 2013 to 18.7% in the nine months ended September 30, 2014. These decreases are primarily associated with the $14.1 million and $40.3 million increase in revenue in the three and nine months ended September 30, 2014, respectively.

Interest Income (Expense), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Interest income (expense), net	$(149)	$(373)	(60.1)%	$(522)	$(1,111)	(53.0)%

Interest income (expense), net for the three months ended September 30, 2014 decreased $0.2 million, or 60.1% as compared to the three months ended September 30, 2013 and decreased $0.6 million, or 53.0% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and primarily reflects the interest expense incurred on our long-term debt as well as amortization expense of related debt discounts and deferred financing costs.

On November 29, 2013, we entered into an amendment to a previously existing credit facility, dated as of May 10, 2012, with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced a $25.0 million Term Loan and a $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. Interest income netted against interest expense was immaterial in the three and nine months ended September 30, 2014 and 2013.

Foreign Currency Transaction Gain (Loss), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Foreign currency transaction gain (loss), net	$316	$(118)	(367.8)%	$670	$(774)	(186.6)%

For the three and nine months ended September 30, 2014, we recognized $0.3 million and $0.7 million, respectively, in foreign currency transaction gains. For the three and nine months ended September 30, 2013, we recognized $0.1 million and $0.8 million, respectively, in foreign currency transaction losses. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. dollar compared to other currencies in which we transact primarily the euro and British pound.

Provision for Income Taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Provision for income taxes	$3,260	$845	285.8%	$6,347	$5,150	23.2%

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

Our effective income tax rate for the three months ended September 30, 2014 and 2013 was 28.5% and 13.2%, respectively, on pre-tax income of $11.5 million and $6.4 million, respectively. Our effective tax rate for the three months ended September 30, 2014 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland. Our effective tax rate for the three months ended September 30, 2013 was lower than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate which was more than offset by research tax credits in Ireland and a release of an uncertain tax position.

Our effective income tax rate for the nine months ended September 30, 2014 and 2013 was 29.7% and 26.6%, respectively, on pre-tax income of $21.4 million and $19.4 million, respectively. Our effective tax rate for the nine months ended September 30, 2014 and 2013 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows provided by operating activities	$47,522	$39,787
Cash flows used in investing activities	(33,568)	(34,020)
Cash flows provided by financing activities	10,335	34,176
Effect of exchange rate changes on cash	(452)	(183)

Net increase in cash	$23,837	$39,760

In connection with our October 2012 initial public offering, we received aggregate proceeds of $93.3 million net of underwriting discounts and commissions and offering costs paid by us.

Prior to our October 2012 initial public offering, we funded our operations, capital expenditures and the acquisition of SageQuest primarily through sales of our fleet management solutions to customers, the net proceeds of approximately $54.2 million from the issuance of shares in our capital since our inception, and the net proceeds of $31.5 million from debt issued in 2010 and 2012. At September 30, 2014, our principal sources of liquidity were our cash balance of $161.0 million and borrowings of up to $50.0 million available under our Amended Revolving Credit Facility, of which $26.3 million was available.

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

Operating Activities

Operating activities provided $47.5 million of cash in the nine months ended September 30, 2014. The cash flow provided by operating activities resulted primarily from our net income of $15.1 million, net non-cash charges of $23.3 million, and net cash of $9.1 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $24.7 million of depreciation and amortization expense, $9.7 million of share-based compensation expense, $1.7 million of provisions for accounts receivable, $0.3 million benefit from deferred tax assets, $1.3 million for losses on disposal of property and equipment and other assets, $0.7 million of unrealized foreign currency transaction gains, and $13.1 million in excess tax benefits from share-based awards. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $3.8 million increase in deferred revenue, $2.8 million increase in accounts payable, accrued expenses, and other current liabilities, a $3.4 million decrease in accounts receivable from customers, and a $1.4 million increase in accrued income taxes, partially offset by a $2.3 million increase in prepaid expenses and other assets. The increase in deferred revenue was attributable to a greater number of customers in 2014 than in 2013 prepaying for a portion of their subscription. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The decrease in our accounts receivable was due to collection efforts in 2014 on certain customer billings which had been delayed due to a billing system conversion completed during the fourth quarter of 2013. The increase in our accrued taxes was due to net increases in our prior-year tax reserves. The increase in our prepaid expenses and other assets was due to increases in deferred commissions and capitalized costs of in-vehicle devices owned by customers due to the growth in our business.

Operating activities provided $39.8 million of cash in the nine months ended September 30, 2013. The cash flow provided by operating activities resulted primarily from our net income of $14.2 million, net non-cash charges of $25.4 million, and net cash of $0.2 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $16.4 million of depreciation and amortization expense, $1.3 million of provisions for accounts receivable and deferred tax assets, $4.5 million of share-based compensation expense, $0.8 million for unrealized foreign currency transaction losses, and $2.4 million for losses on disposal of property and equipment and other assets. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $3.6 million increase in deferred revenue, a $6.4 million increase in accounts payable, accrued expenses, and other current liabilities, and a $0.4 million increase in accrued income taxes, partially offset by a $6.5 million increase in prepaid expenses and other assets and $3.7 million increase in our accounts receivable from customers. The increase in deferred revenue was attributable to a greater number of customers in 2013 than in 2012 prepaying for a portion of their subscription. The increase in our accrued taxes was due to net increases in our prior-year tax reserves. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The increase in our prepaid expenses and other assets was due to increases in deferred commissions and capitalized costs of in-vehicle devices owned by customers due to the growth in our business as well as deferred financing costs related to our Senior Secured Credit Facility. The increase in our accounts receivable was due to the increase in subscription revenue from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 resulting from the increased number of vehicles under subscription.

Investing Activities

Net cash used in investing activities was $33.6 million and $34.0 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment of $29.0 million and $25.7 million in the nine months ended September 30, 2014 and 2013, respectively, as well as costs capitalized for internal-use software of $2.5 million and $1.5 million in the nine months ended September 30, 2014 and 2013, respectively; and $2.3 million of cash paid for the acquisition of KKT, net of cash acquired and a $0.1 million decrease in restricted cash for the nine months ended September 30, 2014.

Financing Activities

Net cash provided by financing activities was $10.3 million and $34.2 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of excess tax benefits from share-based awards of $13.1 million and proceeds from the issuance of ordinary shares under stock option plans of $2.0 million, partially offset by payments of taxes related to net share settlement of equity awards of $3.7 million, payments of our capital lease obligations of $0.6 million, and payments of notes payable of $0.4 million. Net cash provided by financing activities for the nine months ended September 30, 2013 consisted of proceeds from the secondary public offering, net of offering costs, of $32.1 million, proceeds from the exercise of options to purchase ordinary shares under stock option plans of $4.7 million, partially offset by payments of previously accrued initial public offering costs of $1.4 million, payments of our Term Loan of $0.9 million, and payments of our capital lease obligations of $0.3 million.

Indebtedness and Liquidity

We believe that our cash and borrowings available under our Amended Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

On November 29, 2013, we entered into an amendment to the previously existing credit facility, dated as of May 10, 2012, with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced a $25.0 million Term Loan and a $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As of September 30, 2014 the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility and was in compliance with all such covenants.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Scottsdale, Arizona, and Sydney, Australia for our sales teams and Reading, U.K. for a customer care center under lease agreements that expire at various dates through 2019.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2017.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2015.

The following table summarizes our contractual obligations at September 30, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Amended Revolving Credit Facility(1)	$255	$95	$160	$—	$—
Capital lease obligations(2)	1,878	859	1,019	—	—
Operating lease obligations(3)	17,317	3,641	7,111	4,422	2,143
Outstanding purchase obligations(4)	4,264	3,382	882	—	—
Data center commitments(5)	1,531	1,531	—	—	—

Total(6)	$25,245	$9,508	$9,172	$4,422	$2,143

(1)	Represents the contractually required unused line fees and service fees contractually required under our Amended Revolving Credit Facility in existence at September 30, 2014.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of September 30, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of September 30, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of September 30, 2014. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of September 30, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $3.5 million recorded as liabilities for unrecognized tax benefits (inclusive of $2.1 million of accrued interest and penalties) as of September 30, 2014 as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority because the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 11 to our unaudited consolidated financial statements for further discussion on income taxes.

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction gains of $0.7 million were recorded for the nine months ended September 30, 2014.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation losses of $1.9 million were recorded for the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, approximately 8.4% of our revenues and approximately 18.9% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. In addition, 9.1% of our assets and 6.3% of our liabilities were subject to foreign currency translation exposure as of September 30, 2014 as compared to 10.3% of our assets and 3.6% of our liabilities as of December 31, 2013.

Currently, our largest foreign currency exposures are those with respect to the euro, the British pound, and the Australian dollar. Relative to foreign currency exposures existing at September 30, 2014, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the nine months ended September 30, 2014, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $2.5 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of September 30, 2014. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. The Amended Revolving Credit Facility, which earns variable rates of interest, exposes us to interest rate risk. Based on the $23.8 million outstanding principal amount of our variable-rate indebtedness at September 30, 2014 under the Amended Revolving Credit Facility, a one percentage point change in the interest rates above the floor of 4.5% would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million. However, interest cannot decrease from the 4.5% rate we were paying as of September 30, 2014 as our Amended Revolving Credit Facility does not allow for us to pay interest at a rate of less than 4.5% on our principal balances.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the nine month periods ended September 30, 2014 and 2013. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 19, 2014, Rothschild Location Technologies, LLC (“Rothschild”) filed a complaint against the Company (Rothschild Location Technologies, LLC v. Fleetmatics USA, LLC, Civil Action No. 14-635) in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 8,606,503, entitled “Device, System and Method for Remotely Entering, Storing and Sharing Addresses for a Positional Information Device.” The Company’s response or answer to Rothschild’s complaint is due on November 3, 2014. As this matter is in its early stages, we do not believe that a loss is probable and are unable to reasonably estimate a possible loss or range of loss. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On December 19, 2013, GPNE Corp. filed a complaint against the Company (GPNE Corp. v. Fleetmatics USA, LLC, Civil Action No. 13-2049) in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,555,267 entitled “Network Communication System Wherein a Node Obtains Resources For Transmitting Data By Transmitting Two Reservation Requests” (“the ’267 Patent”) and U.S. Patent No. 8,086,240 (“the ’240 patent”) entitled “Data Communications Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include a Count Value And Termination Indication Information” (“the ’240 Patent”). On May 6, 2014, the parties filed a joint stipulation dismissing the ’267 patent with prejudice. On May 7, 2014, GPNE Corp. filed an amended complaint alleging that we infringed the ’240 patent and U.S. Patent No. 7,570,954, entitled “Communication System Wherein A Clocking Signal From A Controller, A Request From A Node, Acknowledgement of the Request, And Data Transferred From The Node Are All Provided on Different Frequencies, Enabling Simultaneous Transmission Of These Signals.” In response to GPNE’s amended complaint, we denied infringement, asserted invalidity, and counterclaimed with state-law claims for tortious interference with business relations and unfair competition. GPNE Corp. seeks damages and not an injunction. As this matter is in its early stages, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On August 14, 2012, a putative class action complaint was filed in the Sixth Judicial Circuit in Pinellas County, Florida, entitled U.S. Prisoner Transport, et al. v. Fleetmatics USA, LLC, et al., Case No. 1200-9933 CI-20. We removed the case to the United States District Court for the Middle District of Florida on September 13, 2012, U.S. Prisoner Transport, et al. v. Fleetmatics USA, LLC, et al., Case No. 8:12-CV-2079. We moved to dismiss the complaint on September 20, 2012. Plaintiffs filed an amended complaint on October 4, 2012 and changed the case caption to Brevard Extraditions, Inc., d/b/a U.S. Prisoner Transport, et al. v. Fleetmatics USA, LLC, et al. We moved to dismiss the amended complaint on October 18, 2012. The Court denied our motion to dismiss in part and granted it in part on September 27, 2013, and granted plaintiffs leave to file a second amended complaint. Plaintiffs filed a second amended complaint on October 11, 2013. The second amended complaint alleges essentially the same claims as previously alleged. On January 21, 2014, the parties executed an agreement to a settlement with class members for an aggregate of $525,000, which was subject to Court approval. On June 27, 2014, the court granted final approval of the settlement and dismissed the case with prejudice. All claims have now been paid pursuant to this settlement, and the case is now closed.

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

Item 6.	Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: November 4, 2014	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)