Form 10-K
period 2014-12-31
Fleetmatics Group plc
filed 2015-02-27
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $1.19 billion (based on the closing price of the registrant’s ordinary shares, €0.015 par value per share, on June 30, 2014, of $32.34 per share).

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of January 30, 2015 was 37,897,383.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file an amendment to this Annual Report on Form 10-K not later than 120 days after the close of the fiscal year ended December 31, 2014. Portions of such amendment are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2014

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

Fleetmatics is a leading global provider of fleet management solutions delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. Our integrated, full-featured mobile workforce management application provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of December 31, 2014, we had approximately 25,000 customers who collectively deployed our solutions in approximately 552,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 500 or fewer vehicles. During the year ended December 31, 2014, we collected an average of approximately 62 million data points per day from subscribers and have aggregated over 74 billion data points since our inception, which we believe provides a valuable data set that we may consider in the development of complementary business intelligence solutions and additional sources of revenue.

In April 2014, Fleetmatics announced the release of its new software platform and the launch of the three new product offerings with new and, in some cases, patented features: Fleetmatics REVEAL, a business-intelligence based fleet management solution for SMBs; Fleetmatics REVEAL+, which extends Fleetmatics REVEAL to larger enterprises and is configurable to customers requiring integration capabilities with third-party workflow solutions; and Fleetmatics WORK, a field service management solution. The new software platform is an analytics-based, extensible foundation to deliver solutions, features, insights and applications that optimize how a mobile workforce gets work done and how a business manages its mobile assets. The three product offerings that fall under the software platform offer a solution for service fleet and field service management designed to help businesses maximize their return on fleet and mobile workforce investments.

In August 2013, Fleetmatics acquired Sydney, Australia-based, Connect2Field Holdings Pty Limited (“Connect2Field”), a privately-held provider of cloud-based software solutions for service businesses and their mobile workers. The Connect2Field product became the foundation of Fleetmatics WORK. The acquisition of Connect2Field supported our ability to execute on our vision of enabling field service businesses globally to leverage the prevalence of wireless data and mobile devices and giving them tools they need to automate, manage, simplify and improve their operations. We believe that our field service management solution, particularly among SMBs where they are replacing manual processes that are often prone to inefficiency and errors, will help our customers improve customer service levels, increase mobile productivity and enhance savings.

In May 2014, Fleetmatics acquired Florence, Italy-based KKT Srl (“KKT”), the privately-held developer of Routist, a SaaS-based, intelligent vehicle routing solution for businesses looking to optimize the utilization of their fleets and mobile resources. Via its sophisticated algorithms, Routist provides optimized route plans for vehicles making multiple stops daily, and provides opportunities for companies to achieve significant cost savings by helping to reduce miles driven, fuel consumption, and vehicle maintenance costs. Routist’s complex and flexible optimization engine is able to take into consideration locations, vehicles, time windows, technician skills, costs and capacities, among other inputs, while remaining simple and intuitive for customers to use.

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

We have developed a differentiated, cost-effective customer acquisition sales model based on leads sourced through both Web-based digital advertising, such as search engine marketing and optimization, email marketing and our websites, and targeted outbound sales efforts. We design our Web-based marketing programs to drive visitors to our direct Web and field sales forces that use disciplined processes to qualify and convert these leads into paying customers. New fleet management customers typically enter into initial 36-month subscription agreements with monthly billing and new field service management customers typically enter into initial 12-month subscription agreements with monthly billing, providing us with a high degree of visibility into future revenue.

We have grown our customer base, the number of vehicles using our solutions and our revenue in each year since our incorporation in 2004. The following chart shows the aggregate number of vehicles under subscription for our fleet management solution as of December 31 for each of the years presented:

The chart above includes the number of vehicles under subscription with our subsidiary SageQuest LLC, or SageQuest, since our acquisition of SageQuest in July 2010.

Our subscription revenue in 2014 grew 30.6% to $231.6 million compared to $177.4 million in 2013, an increase of 39.2% compared to $127.5 million in 2012. We reported net income in 2014 of $27.5 million compared to $30.5 million in 2013 and $5.4 million in 2012. Our Adjusted EBITDA in 2014 grew 30.9% to $73.9 million compared to $56.5 million in 2013, an increase of 66.7% from $33.9 million in 2012.(1)

(1)

Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of our Adjusted EBITDA to our net income (loss), see Item 6—Selected Financial Data.

Our Solutions

Fleet Management

Our SaaS fleet management solution enables businesses to meet the challenges associated with managing their local fleets by extracting actionable business intelligence from vehicle and driver behavioral data. Our highly scalable multi-tenant architecture leverages Global Positioning Satellite, or GPS, data transmitted from in-vehicle devices over cellular networks. Customers remotely access business intelligence reports through our intuitive interface using a standard Web browser or mobile application.

Field Service Management

Our SaaS field service management solutions enable owners to easily organize their business, improve time management, and simplify the backend processes. Customer information, invoices, inventory and service history are stored in the cloud, enabling our customers to automate their back office activities and reduce the amount of paperwork needed to run their business at an additional price. This offering is typically sold to small and medium-sized fleets both as a standalone offering as well as and interfaced with our fleet management solution.

Customers that purchase both our fleet management solution and our field service management solution can benefit from additional capabilities enabling improved dispatch decisions and greater clarity into workforce productivity. Fleetmatics WORK connects work orders to historical vehicle activity, providing additional reports and dashboard metrics, improved accuracy and visibility into work order arrival time, actual on site time and more.

We believe that our fleet and field service management solutions benefit customers in the following ways:

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

Highly scalable, reliable and cost-effective SaaS platform. We utilize a SaaS delivery model, which lowers operators’ costs by eliminating their need to own and support software or associated technology infrastructure. We have built our solutions to scale and support geographically-distributed fleets of any size as they grow. We support our solutions with redundant servers and other infrastructure in three principal data centers in the United States and Europe, providing global reach and security. Our data centers maintained over 99.9% system uptime during the year ended December 31, 2014. Our fleet management solutions can be deployed, maintained and used without significant hardware costs, dedicated information technology personnel and infrastructure.

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

Our Key Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are key to our success:

Efficient and scalable customer acquisition model. We have developed a scalable sales and marketing model that is focused on the efficient generation of a large number of customer leads, primarily through digital advertising, such as search engine marketing and optimization and email marketing as well as targeted outbound sales efforts. These techniques provide us with a flow of low-cost, qualified leads, both in the U.S. and internationally. Our sales and marketing team uses disciplined processes to convert these leads into paying subscribers. In particular, our Web sales team has historically increased our overall sales productivity while lowering the aggregate cost of customer acquisition by focusing on sales to customers using phone and live Web demonstrations rather than traditional in-person meetings. We believe our marketing approach provides us with a cost-efficient and highly effective means of targeting and accessing the vast and geographically diverse SMB market and converting leads into paying subscribers.

Business intelligence approach to fleet management. Our approach to fleet management is based on our proprietary business intelligence software that enables our customers to analyze large volumes of complex vehicle and driver behavioral data by accessing dozens of pre-built reports online through an intuitive dashboard. Our technology platform enables users to consolidate large, disparate data sets and identify relationships and long-term historical trends within data through proactive prompts or when requested by the user. We believe that our solutions provide our customers with insights that help them make more informed and timely business decisions.

Software-as-a-Service model. Our SaaS-based solutions are offered through a subscription over the Internet and use a multi-tenant architecture, which enables us to run a single instance of our software code, add subscribers with minimal incremental expense and deploy new applications and upgrades quickly and efficiently. Our SaaS model is particularly well suited for SMBs, which typically lack the personnel qualified to support on-premises deployments and generally wish to avoid large up-front software and hardware expenditures. Initial subscription agreements are typically 36 months in duration for fleet management customers and 12 months in duration for field service management customers, providing significant revenue visibility to us.

Deep domain expertise. From inception, we have focused on small and medium-sized fleet markets. This focus enables us to understand the specific needs of SMB fleet operators as they evolve. We possess significant experience and expertise in fleet management solutions, which enable us to develop, implement and sell SaaS solutions purpose-built for our existing and prospective customers.

Large and growing ecosystem of fleets and vehicles. As of December 31, 2014, we had approximately 25,000 customers who deployed our solutions in approximately 552,000 vehicles worldwide. In addition, our customers generated billions of data points in 2014. This vast amount of data not only provides valuable information for our business intelligence offerings, but also provides us with opportunities for increased revenue. We also believe that the data that we collect and analyze represents a significant, rapidly-growing and valuable asset, which we can use to generate industry-specific benchmarking statistics. For example, we organize and aggregate this data, render it anonymous and sell it to traffic reporting vendors. Our large deployment footprint also provides us with an audience to whom we can market and sell incremental solutions, such as integration with fuel cards and GPS navigation devices, or third-party complementary products and services. Our established customer base also contributes to our brand recognition and economies of scale.

Our Offerings

We offer fleet management and field service management software solutions that our customers use to gain visibility into their fleet and mobile workforce. Our fleet management and field service management solutions are purpose-built to meet the needs of SMB customers using a multi-tenant architecture that we host in third-party data centers. Our solutions are accessed through a Web browser or mobile application and provide our customers with actionable business intelligence.

Our fleet management offering consists of the following easy-to-use components:

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

Timeline View. Our Timeline View is a visual, interactive representation of vehicle activity enabling customers to easily consume vehicle and driver activity information without investing time in reading detail-intensive reports. Customers can scan activity for multiple vehicles at a time, quickly revealing exceptions such as late starts, early finishes, long idles or long stops and drill directly down to the incident details. The level of interactivity and drill down capabilities of this feature sets a new standard for the industry.

Places. Our Places feature allows customers to easily designate geofences, or areas on the map, in which vehicles are allowed or not allowed to travel. Fleet operators receive notifications when a vehicle enters or exits an unauthorized location and reports are generated detailing time spent in unauthorized areas. These geofences are an important building block of any vehicle tracking solution, making the location data more relevant and useful to a customer. However, traditionally many customers do not invest the time to create geofences or, if they do, they often draw the geofence incorrectly, losing visibility into important activity. Fleetmatics makes it easy by automatically creating and categorizing geofences and then, through a patented “hot spot” algorithm, suggest corrections to geofences based on customer driving activity, a unique and powerful industry first.

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

Fleet Reports. We provide our customers with dozens of pre-built on-demand reports that they can easily access to analyze fleet data. Our reports contain detailed information about vehicle movement and use, including vehicle location, ignition on and off time, engine idle time, arrival and departure times, distance traveled, hours worked, and vehicle speed. Additionally, customers can set acceptable threshold limits for these performance metrics and have reports generated that detail exceptions. Reports can be run at any time or be scheduled to run automatically with the results emailed to any number of recipients on a daily or weekly basis.

Mobile App. Our Mobile App is a full-featured, portable software application that fleet operators can use to access current actionable business intelligence and insights over mobile devices. It includes the FleetTracking Dashboard, Reports, Tracking Alerts, Route Replay, and Places.

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

Driver-Centricity. One of a fleet’s biggest opportunities to drive savings and productivity comes from coaching their workforce and changing driver behavior. As drivers change vehicles, however, reporting becomes incomplete or inaccurate, and capturing which driver is assigned to a vehicle using a key fob or card swipe is not sufficient to solve the problem. Our solution provides comprehensive flexibility to organize business intelligence by either the vehicle or the driver.

Money-based Metrics. Activity metrics such as mileage or hours fall short of demonstrating the true impact that activity in the field has on the bottom line for a fleet or mobile workforce. Our solution translates performance data into operational costs measured in currency that make opportunities to drive savings easy to see.

We also offer the following additional features for our fleet management customers at an additional cost:

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

Our field service management offering consists of the following easy-to-use components:

Dashboard. Our Dashboard provides our customers with a real time snapshot of what is happening at any moment in their field service business including number of jobs per field worker and number of jobs per month.

Client Management. Our Client Management enables our customers to easily view customer details, including notes, documents, images and phone calls in one location.

Dispatch. Dispatch enables our customer to instantly dispatch vehicles to a job in the field. Using Short Message Service, or SMS, email or push notifications, Dispatch sends work orders to field teams quickly and accurately.

Fleet Scheduling. Our fleet scheduling software enables our customers to see availability and schedule open slots in a simple calendar format.

Invoicing. Invoicing enables our customers to invoice their clients directly from Fleetmatics WORK while also recording payments directly. Fleetmatics WORK enables our customers to customize invoices, charge appropriate varying rates, and better manage their billing process.

Integration with Accounting Packages. Fleetmatics WORK integrates seamlessly into a number of accounting packages including QuickBooks, Saasu, MYOB and Xero. Our customers can also download invoices directly into their accounting system and allow their employees to create invoices without giving them full access.

Quoting. Quoting enables our customers to simply and easily create quotes for their customers.

Alerting. Alerting enables our customers to receive alerts via a mobile device as well as send updates to the office from the jobsite. Alerts can be sent to fieldworkers either as SMS, email or push notifications.

Marketing and Sales

Marketing

Our marketing programs target owners and managers in the service and distribution industries that operate fleets of commercial vehicles and/or manage a team of field technicians. Our marketing strategy is focused on building brand awareness, generating quality leads and reinforcing customer engagement and thought leadership.

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

Outbound leads. We accumulate marketing lists, or outbound leads, through a variety of sources, including purchased lists selected by industry and geographic demographics. We filter prospects by using industry group and vertical market benchmarks to identify quality targets. Additionally, we utilize research techniques and analytic lead scoring models to identify those outbound leads that we believe have the greatest likelihood for us to convert to a sales presentation and a subscription.

Sales

We sell our subscriptions to our fleet management and mobile workforce solutions through our direct sales organization. Maintaining direct control of our sales force allows us to efficiently target SMBs with a local fleet or a team of field technicians. We have direct sales operations in the U.S. as well as internationally in the United Kingdom, Ireland, Australia, and the Netherlands.

The focus of our sales efforts is to drive a high volume of transactions through a standardized and highly repeatable methodology. We focus on the core challenges that operators face in managing their fleet or team of field technicians. We are able to provide our prospects with an anticipated return on investment, or ROI, calculation that enables us to tangibly demonstrate the benefits of our solutions and how they address the challenges that our prospects face. We highlight the insights that managers gain from our reports and alerts and how they can use those insights to improve productivity, increase operating profits and solve key business problems.

We effectively sell our Fleetmatics REVEAL+ solution to large enterprise customers because this solution satisfies their administrative, mapping and integration requirements. We have dedicated sales and marketing teams for our Fleetmatics REVEAL, REVEAL+ and WORK products that utilize the following sales channels, depending on our customers’ needs and fleet sizes:

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

Existing customer account sales. We have a sales team dedicated exclusively to existing accounts that focus on up-selling and cross-selling additional products to our customer base, such as Fleetmatics WORK, securing renewal agreements, and promoting our customer referral program. This team is also focused on assisting customers that are adding units through fleet expansion or broader use of additional features across their fleet. This team monitors customer usage to ensure that our customers are deriving the maximum benefit from our offering.

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

Our fleet management system is comprised of an in-vehicle device that incorporates off-the-shelf components, including a cellular modem, GPS receiver and memory capacity sufficient to run our proprietary firmware, which reports vehicle coordinates, time, speed, ignition status, and mileage from satellite readings. This information is collected at a predefined frequency (generally every 30-90 seconds) and then sent to our receivers at third-party data centers, via a commercial cellular network. The information is then processed and delivered to our customers providing a wide range of live reporting, mapping and alerts designed to give customers business intelligence. This information can be accessed by our customers via a Web browser or mobile application as well as be sent to customers by email, an Extensible Markup Language, or XML, feed or Web services.

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

In 2014, we collected an average of approximately 62 million data points per day. Since our inception, we have aggregated over 74 billion data points. We analyze, cleanse and mine customer-specific data to deliver business intelligence upon which our customers can base business decisions. We also use this information to provide our customers with long-term trending, driver scoring and industry-wide competitive benchmarking.

Operations

We physically host our SaaS solutions for our customers principally in three secure third-party data centers, in Solon, Ohio, Denver, Colorado, and Dublin, Ireland. These data management facilities provide us with both physical security, including manned security 365 days a year, 24 hours a day, seven days a week, biometric access controls and systems security, including firewalls, encryption, redundant power and environmental controls. Our data centers maintained over 99.9% system uptime in 2014. We believe that our third-party hosting facilities are adequate for our current needs and that suitable additional capacity will be available as needed to accommodate planned expansion of our operations. We believe our agreements with these third-party data centers are generally consistent with competitive market terms and conditions.

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

Customers and Support

We sell our solutions to three different customer groups: SMBs which we define as operators of fleets of less than 75; mid-major which we define as operators of fleets between 75 and 500; and enterprise which we define as operators of fleets greater than 500. As of December 31, 2014, we served a large and diverse group of approximately 25,000 customers with an aggregate of approximately 552,000 vehicles under subscription. We serve a wide range of customers in the service and delivery industries, including plumbing, heating, construction, engineering services, transportation, electrical and various other services. Approximately two-thirds of our U.S. customers’ vehicles travel fewer than 200 miles per day and nearly 90% operate within a 50 mile radius each day. In addition, we have found that our solutions, particularly when integrated with work order management systems, provide value to larger field service organizations, including in the cable and telecommunications industries. For example, we count the regional service organizations for many cable and telecommunication companies as customers. In 2014 and 2013, our largest customer accounted for approximately 5% and 4%, respectively, of our subscription revenue and our top 25 customers represented approximately 14% and 13%, respectively, of our subscription revenue. We measure customer satisfaction on an annual basis by surveying our customers. Based on these surveys, we believe that our overall customer satisfaction is strong.

We provide customer support as part of our subscription. Our internal teams are proactive and contact our customers by phone to help them utilize additional features of our solutions and answer questions. Additional assistance is available via phone, chat or email.

Research and Development

The responsibilities of our research and development organization include product management, product development, quality assurance and technology operations. Our research and development expenses were $17.1 million in 2014, $11.0 million in 2013, and $7.4 million in 2012. Our primary research and development organization is based in Dublin, Ireland. We also have research and development operations in Solon, Ohio and Florence, Italy. Based on feedback from our clients and prospects, we work to develop new functionality while enhancing and maintaining our core offering.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent, and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property.

We own four U.S. patents and five foreign national patents (one of each in Ireland, U.K., Germany, France, and the Netherlands).

•

U.S. Patent No. 7,388,518 (“the ’518 Patent”) and the five foreign national patents belong to the same patent family and are directed to vehicle tracking systems central host. The ’518 Patent expires on December 13, 2016. All five foreign national patents expire on May 9, 2026.

•

U.S. Patent No. 8,751,163 (“the ’163 Patent”) is directed to a computer systems, methods and computer program products for providing an electronic representation of a route. The ’163 Patent expires on September 9, 2031.

•

U.S. Patent No. 8,918,243 (“the ’243 Patent”) is directed to a computer system and method for storing and processing GPS data for a plurality of vehicles to provide speed reports and alerts for fleets of vehicles, including alerts for speed data. The ’243 Patent expires on November 17, 2032.

•	U.S. Patent No. 8,626,419 (“the ’419 Patent”) is directed to a system and method for processing GPS event data to identify frequent stop locations. The ’419 Patent expires on April 27, 2032.

We also own nine pending U.S. utility patent applications; nine international applications filed under the Patent Cooperation Treaty, i.e., PCT applications; and seven European patent applications (“EP applications”). Our patenting activities in the past four years are as follows.

In 2011, we filed three U.S. nonprovisional patent applications. One application was issued as the ’163 Patent, described above. Two applications are pending. One pending application is directed to systems and methods for vehicle tracking using GPS data. The other pending application is directed to providing electronic representations of vehicle routes for a fleet. In 2012, we filed three corresponding EP applications based on the three U.S. applications. All three EP applications are currently pending.

In 2012, we filed four U.S. nonprovisional patent applications. Two applications were issued as the ’243 Patent and the ’419 Patent, described above. One application was abandoned. One application is pending and is directed to a computer system and method for peer comparison of vehicles and vehicle fleets. In 2012 and 2013, we filed three corresponding EP applications. All three EP applications are currently pending.

In 2013, we filed six U.S. nonprovisional patent applications. One application is directed to a system and method for managing fleet workflow. One application is directed to managing driver timekeeping. Four applications are directed to a system and method for proprietary fleet management technology. In 2013, we also filed two corresponding EP applications and two PCT applications.

In 2014, we filed four corresponding PCT applications based on the four U.S. nonprovisional applications that are directed to systems and methods for proprietary fleet management technology.

We have fifteen trademark applications/registrations in the United States, one trademark registration in the U.K., eleven trademark registrations in Ireland, two trademark registrations in Australia, three trademark registrations in Mexico, and eleven trademark applications/registrations in the European Community. These trademark applications/registrations relate to Fleetmatics’ and SageQuest’s products and services, names, and logos.

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

Employees

As of December 31, 2014, we had 836 full-time employees. Fleetmatics has employees in Italy who are covered by collective bargaining agreements. We consider our relationship with employees to be good.

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

Our registered and principal office is located at Block C, Cookstown Court, Belgard Road, Tallaght, Dublin 24, Ireland. Our U.S. headquarters’ office is located at 1100 Winter Street, Waltham, Massachusetts and our telephone number is (781) 577-4600. We have additional offices in Rolling Meadows, Illinois, Charlotte, North Carolina, Clearwater, Florida, Scottsdale, Arizona and Solon, Ohio in the United States, Reading, Berkshire in the United Kingdom, Dublin, Ireland, Florence, Italy, Utrecht, the Netherlands, Mriehel, Malta, and Sydney, Australia.

We are a holding company and conduct substantially all of our business through our wholly-owned operating subsidiaries, Fleetmatics Ireland Limited, Fleetmatics (UK) Limited, Fleetmatics USA, LLC, Fleetmatics Netherlands B.V., Fleetmatics de México Srl, and Fleetmatics Pty Ltd.

We have other non-operating, wholly-owned entities in our group, including Fleetmatics Development Limited, which holds certain group intellectual property.

Additionally, we may, from time to time, incorporate subsidiaries for specific purposes or to carry out particular functions.

The following chart shows our current corporate structure:

Taxation in Ireland

Stamp Duty

Irish stamp duty typically arises on the transfer of shares in an Irish incorporated company.

Shares Held Through Depository Trust Company

A transfer of our shares effected by means of the transfer of book entry interests in Depository Trust Company, or DTC, should not be subject to Irish stamp duty.

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

In addition, to assure the DTC Parties that they will not be liable for any Irish stamp duty or similar Irish transfer or documentary tax with respect to our ordinary shares under any circumstances (including as a result of a change in applicable law), and to make other provisions with respect to our ordinary shares required by the DTC Parties, we and Computershare Trust Company, NA., or Computershare, a U.S. national banking association acting as our transfer agent, entered into a Special Eligibility Agreement for Securities, with DTC, Cede & Co. and NSCC, or the DTC Eligibility Agreement.

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

Available Information

Our Internet website address is http://www.fleetmatics.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC.

Investors and others should note that we announce material financial information to our investors using our investor relations website (http://ir.fleetmatics.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our website. Fleetmatics has used, and intends to continue to use, our investor relations website, as well as our Twitter account (@fleetmatics) and Facebook page, as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding Fleetmatics and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

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

We generally license our solutions pursuant to customer agreements with an initial term of 36 months for fleet management customers and 12 months for field service management customers. Most agreements provide for renewal automatically for one-year intervals unless the customer elects otherwise, although our customers have no obligation to renew these agreements after their term expires. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow would be adversely affected. We track our historical data with respect to customer renewal rates, particularly by measuring the number of new subscriptions added, less the number of subscriptions terminated, divided by the total average customers during a period, which we refer to as net churn. However, we may not be able to accurately predict future trends in customer renewals and the resulting churn. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business, which is particularly common for SMB customers. A significant increase in our churn would have an adverse effect on our business, financial condition, and operating results.

A part of our growth strategy is to sell additional new features and solutions to our existing customers. Our ability to sell new features to customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to enhance existing solutions, such as integration with fuel cards and GPS navigation devices, or introduce or acquire new solutions on a timely basis to keep pace with technological developments both within our industry and in related industries such as our recent acquisition of a field service job management and scheduling application. However, we may prove unsuccessful either in developing new features or in expanding the third-party software and products with which our solutions integrate. In addition, the success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or feature. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them or better anticipates the innovation and integration opportunities in related industries, those competitors may be able to provide more effective or cheaper solutions than ours.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our ordinary shares.

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our internal controls over financial reporting were effective as of the end of the period covered by this report, we need to continue to maintain our processes and systems and adapt them to changes as our business evolves and we rearrange management responsibilities and reorganize our business accordingly. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and if we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price.

If the accounting estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, stock-based compensation costs, capitalization of internal-use software, investments, contingent obligations, allowance for doubtful accounts, and intangible assets. These estimates and judgments affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting pronouncements and interpretations of accounting pronouncements have occurred and may occur in the future that could adversely affect our reported financial results.

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

We reported net income of $27.5 million for 2014, $30.5 million for 2013, and $5.4 million for 2012. We cannot predict if we will be able to sustain profitability. We expect to continue making significant expenditures to develop and expand our business. In addition, as a public company, we will continue to incur additional significant accounting, legal and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to sustain profitability. The recent growth in our revenue and customer base may not be sustainable, and we may not generate sufficient revenue to sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to sustain profitability and the failure to fund our capital requirements may negatively impact our ability to achieve our business objectives.

The market in which we participate is highly fragmented and competitive, with low barriers to entry. If we do not compete effectively, our operating results may be harmed.

The market for fleet management solutions is highly fragmented, consisting of a significant number of vendors, competitive and rapidly changing, with relatively low barriers to entry. Competition in our market is based primarily on the level of difficulty in installing, using and maintaining solutions, total cost of ownership, product performance, functionality, interoperability, brand and reputation, distribution channels, industries and the financial resources of the vendor. We expect competition to intensify in the future with the introduction of new technologies and market entrants. Mobile service and software providers, such as Google and makers of GPS navigation devices, such as Garmin, provide limited services at lower prices or no charge, such as basic GPS-based mapping, tracking and turn-by-turn directions that could be expanded or further developed to more directly compete with our solutions. We primarily compete with Teletrac, Telogis, Inc., Masternaut Limited and, to a lesser extent, other companies. Competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would likely cause serious harm to our operating results.

Industry consolidation may result in increased competition, which could result in a loss of customers or a reduction in revenue.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer more comprehensive services than they individually had offered or achieve greater economies of scale. In addition, new entrants not currently considered to be competitors may enter our market through acquisitions, partnerships or strategic relationships. For example, CalAmp Corp., our primary supplier of in-vehicle devices, previously announced the acquisition of Wireless Matrix Corporation, which offers fleet management applications and FleetCor, one of our fuel card providers, who acquired NexTraq and more recently a minority interest in Masternaut, both of which offer fleet management solutions. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the potential entrants, particularly those providing enterprise-level solutions and those who historically focused on the long-haul industry, may have competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. The companies resulting from combinations or that expand or vertically integrate their business to include the SMB market that we address may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of our customers or a reduction in our revenue.

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

On December 19, 2013, GPNE Corp. filed a complaint against the Company (GPNE Corp. v. Fleetmatics USA, LLC, Civil Action No. 13-2049) in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,555,267 entitled “Network Communication System Wherein a Node Obtains Resources For Transmitting Data By Transmitting Two Reservation Requests” (“the ’267 Patent”) and U.S. Patent No. 8,086,240 (“the ’240 patent”) entitled “Data Communication System Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include A Count Value And Termination Indication Information” (“the ’240 Patent”). On May 6, 2014, the parties filed a joint stipulation dismissing the ’267 patent with prejudice. On May 7, 2014, GPNE Corp. filed an amended complaint alleging that we infringed the ’240 patent and U.S. Patent No. 7,570,954, entitled “Communication System Wherein A Clocking Signal From A Controller, A Request From A Node, Acknowledgement Of The Request, And Data Transferred From The Node Are All Provided on Different Frequencies, Enabling Simultaneous Transmission Of These Signals” (“the ’954 Patent”). In response to GPNE’s amended complaint, we denied infringement, asserted invalidity, and counterclaimed with state-law claims for tortious interference with business relations and unfair competition. On November 12, 2014, the parties filed a joint stipulation dismissing the ’240 patent with prejudice. As a result, of the three patents asserted by GPNE, only the ’954 patent currently remains in the litigation. GPNE Corp. seeks damages and not an injunction. At this stage of the litigation, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

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

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights, all of which provide only limited protection and may not currently or in the future provide us with a competitive advantage. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We have four issued U.S. patents and nine pending U.S. patent applications. We have one Irish patent and one European patent that has been validated in the UK, France, Germany, and the Netherlands. We also have nine pending international patent applications filed under the Patent Cooperation Treaty and seven European patent applications. We have fifteen trademark applications/registrations in the U.S. We also have eleven registered trademarks in Ireland, one in the U.K., two in Australia, and three in Mexico. In addition, we have eleven trademark registrations/applications in the European Community. We cannot assure you that any patents or trademarks will issue from any of our pending or future patent or trademark applications, that any patents or trademarks that issue from such applications will give us the protection that we seek, or that any such patents or trademarks will not be challenged, invalidated, or circumvented. Any patents or trademarks that may issue in the future from our pending or future patent and trademark applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

We are in the process of standardizing our accounting systems to provide us with the necessary accounting controls needed for our continued financial reporting requirements as a public company. Any problems or delays associated with the implementation of our unified accounting platform or the failure to complete such implementation on a timely basis could adversely affect our ability to report financial information as our company grows, including the filing of our quarterly or annual reports with the SEC on a timely and accurate basis. After converting from prior systems and processes, we may discover data integrity problems or other issues that, if not corrected, could impact our business or financial results.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees to 836 at December 31, 2014 from 659 at December 31, 2013, 476 at December 31, 2012, 408 at December 31, 2011 and 290 at December 31, 2010. Our subscription revenue increased to $231.6 million in 2014 from $177.4 million in 2013, $127.5 million in 2012, $92.3 million in 2011, and $64.7 million in 2010. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

We may in the future acquire complementary products, services, technologies, or businesses. In May 2014, we acquired KKT, the developer of Routist, a SaaS-based, intelligent vehicle routing solution which we are integrating with our Fleetmatics REVEAL and Fleetmatics WORK offerings. In August 2013, we acquired Connect2Field, which provided us a field service job management and scheduling application which we have integrated as part of our fleet management system as well as continued to make available on a stand-alone basis. We also may enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

Two critical links in our current solutions are between in-vehicle devices and GPS satellites and between in-vehicle devices and cellular networks, which allow us to obtain location data and transmit it to our system. Increases in the fees charged by cellular carriers for data transmission or changes in the cellular networks, such as a cellular carrier discontinuing support of the network currently used by our in-vehicle devices, requiring retrofitting of our in-vehicle devices could increase our costs and impact our profitability. We have migrated new installations to the next generation of cellular network compatibility in order to maximize expected useful life of our in-vehicle devices, however, cellular carriers could in the future migrate allotted bandwidth from one network to another. Also, while we have included the ability to store GPS data in our in-vehicle devices in case of temporary cellular network connectivity failure, widespread disruptions or extended failures of the cellular networks would adversely affect our solutions’ functionality and utility and harm our financial results. Our field service job management and scheduling application utilizes the field worker’s smartphone and communicates over their cellular networks.

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

Failure to maintain the security of our information and technology networks, including information relating to our customers and employees, could adversely affect us. Furthermore, if security breaches in connection with the delivery of our services allow unauthorized third parties to obtain control or access of our fleet and field management solutions, our reputation, business, results of operations and financial condition could be harmed.

We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our customers and employees. The protection of customer and employee data is critical to us. We devote significant resources to addressing security vulnerabilities in our products and information technology systems, however, the security measures put in place by us cannot provide absolute security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or customer error, malfeasance, or other vulnerabilities. Cybersecurity attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our services.

If a security breach occurs, our reputation, business, results of operations and financial condition could be harmed. Though it is difficult to determine what harm may directly result from any specific interruption or security breach, any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or the personally identifiable data of a customer or employee, could result in:

•

harm to our reputation or brand, which could lead some customers to seek to stop using certain of our services, reduce or delay future purchases of our services, use competing services, or materially and adversely affect the overall market perception of the security and reliability of our services;

•	individual and/or class action lawsuits, which could result in financial judgments against us and which would cause us to incur legal fees and costs;

•	state or federal enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or

•

additional costs associated with responding to the interruption or security breach, such as investigative and remediation costs, the costs of providing customers with notice of the breach, legal fees, the costs of any additional fraud detection activities, or the costs of prolonged system disruptions or shutdowns.

Any of these actions could materially adversely impact our business and results of operations.

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

Effective for 2015, our legal entity which is the owner of our intellectual property has become a non-resident Irish entity in compliance with European Union, or EU, migration laws. We expect that the effect of this will be to reduce our consolidated taxation.

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

Our tax position could be adversely impacted by changes in tax rates generally, tax laws, tax treaties or tax regulations or changes in the interpretation of such laws, treaties or regulations by the tax authorities in Ireland, the U.S. and other jurisdictions. For example, any amendments to the current double taxation treaties between Ireland and other jurisdictions, including the U.S., could subject us to increased taxation. In the normal course of business, we are subject to examination by various taxing authorities. As of December 31, 2014, we remain subject to examination in our material jurisdictions: the United States for tax years 2011 through 2014, in Ireland for tax years 2009 through 2014, and in the United Kingdom for tax years 2010 through 2014.

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

If the security of our customers’ confidential information stored in our system is breached or otherwise subjected to unauthorized access, we could be subject to financial liability, our reputation could be harmed and customers may be reluctant to use our solutions.

We rely on third-party encryption and authentication technology to provide secure transmission of confidential information over the Internet, including customer credit card and bank account numbers. Advances in technological capabilities, new discoveries in the field of cryptography or other events or developments could result in a compromise or breach of the technology we use to protect sensitive transaction data. Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If any such compromise of our security, or the security of our customers or service providers, were to occur as a result of third-party action, employee error, malfeasance or otherwise, it could result in misappropriation of proprietary information or interruptions in operations and have an adverse impact on our reputation or the reputation of our customers. If we are unable to detect and prevent unauthorized access to our systems or use of credit cards and bank account numbers, our business could suffer.

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

Our ordinary shares were sold to the public in our October 2012 initial public offering at $17.00 per share, and as of January 31, 2015, our ordinary shares have subsequently traded as high as $52.28 per share and as low as $19.20 per share. Market prices for securities of companies like ours have historically been particularly volatile in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price for our ordinary shares to fluctuate include:

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

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations, price targets, or forward financial estimates regarding our shares adversely, our share price and trading volume could decline.

The trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who cover us change their recommendation regarding our shares adversely, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any of the analysts who cover us were to cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

As a result of the loss of our “emerging growth company” status, we no longer are able to take advantage of certain exemptions from various reporting requirements, which will cause us to incur significant legal, accounting and other expenses.

As of June 30, 2014, we determined that we no longer qualify as an “emerging growth company” as defined in the JOBS Act which means that we are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 for an extended period of time, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result of such compliance, the regulatory and compliance costs to us may be significantly higher than the cost we would incur as an “emerging growth company” and therefore, we expect that the loss of “emerging growth company” status will increase our legal and financial compliance costs and would make some activities highly time consuming and costly.

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

Our registered and principal office is located at Block C, Cookstown Court, Belgard Road, Tallaght, Dublin 24, Ireland. Our U.S. headquarters’ office is located in Waltham, Massachusetts. We own no real estate. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Solon, Ohio under operating leases that expire in November 2017. We lease 16,587 square feet of office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Scottsdale, Arizona, Sydney, Australia, Reading, Berkshire in the United Kingdom, and Utrecht, the Netherlands for our sales, marketing and customer care organizations under lease agreements that expire at various dates through 2019. We lease office space in Florence, Italy primarily for research and development employees.

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

On May 19, 2014, Rothschild Location Technologies, LLC (“Rothschild”) filed a complaint against the Company (Rothschild Location Technologies, LLC v. Fleetmatics USA, LLC, Civil Action No. 14-635) in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 8,606,503, entitled “Device, System and Method for Remotely Entering, Storing and Sharing Addresses for a Positional Information Device.” The parties executed an agreement to settle the claims for an amount not material to the business of the Company and on December 1, 2014 Rothschild filed a notice of dismissal with the court dismissing the case with prejudice. All claims have now been paid pursuant to the settlement and the case is now closed.

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

Patent No. 8,086,240 (“the ’240 patent”) entitled “Data Communication System Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include A Count Value And Termination Indication Information” (“the ’240 Patent”). On May 6, 2014, the parties filed a joint stipulation dismissing the ’267 patent with prejudice. On May 7, 2014, GPNE Corp. filed an amended complaint alleging that we infringed the ’240 patent and U.S. Patent No. 7,570,954, entitled “Communication System Wherein A Clocking Signal From A Controller, A Request From A Node, Acknowledgement Of The Request, And Data Transferred From The Node Are All Provided on Different Frequencies, Enabling Simultaneous Transmission Of These Signals” (“the ’954 Patent”). In response to GPNE’s amended complaint, we denied infringement, asserted invalidity, and counterclaimed with state-law claims for tortious interference with business relations and unfair competition. On November 12, 2014, the parties filed a joint stipulation dismissing the ’240 patent with prejudice. As a result, of the three patents asserted by GPNE, only the ’954 patent currently remains in the litigation. GPNE Corp. seeks damages and not an injunction. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot assure you that this will be the case.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares have been listed and traded on the New York Stock Exchange under the symbol “FLTX” since our initial public offering. Prior to this time, there was no public market for our ordinary shares.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our ordinary shares on the New York Stock Exchange in dollars, for the past eight quarters:

	High	Low
2014
First Quarter	$43.66	$32.06
Second Quarter	$34.27	$26.20
Third Quarter	$35.96	$29.77
Fourth Quarter	$38.90	$28.02
2013
First Quarter	$27.20	$23.31
Second Quarter	$33.99	$22.28
Third Quarter	$51.13	$31.91
Fourth Quarter	$43.25	$30.98

On January 30, 2015, the last reported sale price for our ordinary shares on the New York Stock Exchange was $35.41 per ordinary share.

Dividend Policy

Fleetmatics currently intends to retain any earnings for its use in its business. We have not paid any cash dividends on our ordinary shares in the last two completed fiscal years and do not currently anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

Stockholders

As of January 30, 2015, there were 7 holders of record of Fleetmatics’ ordinary shares.

Stock Performance Graph

The following graph compares the total stockholder return on a cumulative basis of $100 invested in Fleetmatics’ ordinary shares for the period from our initial listing on October 9, 2012 through December 31, 2014 to the Nasdaq Composite Index and the S&P 500 Index, over the same period. The chart assumed the reinvestment of dividends, if any. The graph assumes our closing sales price on October 9, 2012 of $21.90 per share as the initial value of our ordinary shares and not the initial offering price to the public of $17.00 per share.

	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
Fleetmatics Group PLC	112.83	108.74	149.01	168.39	193.95	150.00	145.02	136.77	159.15
Nasdaq Composite Index	98.17	108.59	111.75	117.61	129.97	136.93	144.20	147.43	155.83
S&P 500 Index	96.88	105.13	109.89	122.19	135.81	132.32	139.25	140.82	147.76

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under the Company’s equity compensation plans is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Public Offering of Ordinary Shares

On October 4, 2012, our registration statement on Form F-1 (File No. 333-183441) was declared effective for our initial public offering. On October 11, 2012, we closed our initial public offering of 6,250,000 ordinary shares by us and 2,734,375 ordinary shares by selling shareholders at an offering price of $17.00 per share. The managing underwriters of the offering were Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. As a result of the offering we received net proceeds of approximately $93.3 million, after deducting total expenses of approximately $12.9 million, consisting of underwriting discounts and commissions of $7.4 million and offering-related expenses of $5.5 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates. We received no proceeds from the sale of ordinary shares by the selling shareholders.

We used $8.3 million of the net proceeds from our initial public offering to repay certain indebtedness. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

On July 25, 2013, our registration statement on Form F-1 (File No. 333-189699) was declared effective for a secondary public offering. On July 30, 2013, we closed this secondary public offering of 1,000,000 ordinary shares by us and 9,925,000 ordinary shares by selling shareholders at an offering price of $33.00 per share. The managing underwriters of the offering were Barclays Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Following the sale of the shares in connection with the closing of our secondary public offering, the offering terminated. As a result of the offering we received net proceeds of approximately $32.1 million, after deducting underwriting discounts and commissions and offering-related expenses paid by the Company. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates. We received no proceeds from the sale of ordinary shares by the selling shareholders.

We used $6.9 million of the net proceeds from the July 2013 secondary public offering to fund our acquisition of Connect2Field. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectuses filed with the SEC on October 5, 2012 and July 25, 2013 pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During 2014, the Company purchased 125,534 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested, 9,241 of these were purchased in the fourth quarter of 2014, at an average price per share of $33.37. The following table provides information about Fleetmatics’ purchases of restricted shares for the year ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share
February 1, 2014—February 28, 2014	3,368	$39.15
March 1, 2014—March 31, 2014	54,028	$35.58
April 1, 2014—April 30, 2014	759	$30.03
May 1, 2014—May 31, 2014	47,053	$30.99
June 1, 2014—June 30, 2014	2,848	$32.91
July 1, 2014—July 31, 2014	701	$32.10
August 1, 2014—August 31, 2014	1,518	$34.17
September 1, 2014—September 30, 2014	6,018	$32.81
October 1, 2014—October 31, 2014	6,678	$28.84
November 1, 2014—November 30, 2014	759	$35.30
December 1, 2014—December 31, 2014	1,804	$38.67

Total	125,534	$33.37

Item 6.	Selected Financial Data

We derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in any future period and should be read in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Subscription revenue	$231,581	$177,350	$127,451	$92,317	$64,690
Cost of subscription revenue	57,505	43,858	35,507	28,631	22,941

Gross profit	174,076	133,492	91,944	63,686	41,749
Operating expenses:
Sales and marketing	78,885	56,589	41,138	33,391	20,447
Research and development	17,090	11,036	7,379	6,021	4,061
General and administrative	42,765	36,375	31,047	18,309	14,628

Total operating expenses	138,740	104,000	79,564	57,721	39,136

Income from operations	35,336	29,492	12,380	5,965	2,613
Interest income (expense), net	(704)	(1,999)	(2,075)	(2,386)	(1,012)
Foreign currency transaction gain (loss), net	832	(1,139)	(24)	155	(907)
Loss on extinguishment of debt	—	—	(934)	—	—
Other income (expense), net	(1)	—	(32)	—	—

Income before income taxes	35,463	26,354	9,315	3,734	694
Provision for (benefit from) income taxes	7,988	(4,103)	3,907	865	1,430

Net income (loss)	27,475	30,457	5,408	2,869	(736)
Accretion of redeemable convertible preferred shares to redemption value	—	—	(335)	(446)	(418)
Modification of redeemable convertible preferred shares	—	—	—	—	(6,542)
Net income (loss) attributable to participating securities	—	—	—	(2,294)	—

Net income (loss) attributable to ordinary shareholders	$27,475	$30,457	$5,073	$129	$(7,696)

Net income (loss) per share attributable to ordinary shareholders(1):
Basic	$0.73	$0.85	$0.58	$0.09	$(0.77)
Diluted	$0.71	$0.82	$0.50	$0.08	$(0.77)
Weighted average ordinary shares outstanding(1):
Basic	37,473	35,722	8,822	1,497	10,051
Diluted	38,552	37,140	10,085	2,078	10,051

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Other Financial and Operating Data:
Total vehicles under subscription(2)	552,000	445,000	331,000	237,000	172,000
Adjusted EBITDA(3)	$73,946	$56,472	$33,886	$21,748	$11,171
Net churn(4)	4.1%	7.9%	6.2%	3.2%	(1.3)%

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash	$175,400	$137,171	$100,087	$8,615	$23,054
Working capital (deficit)(5)	158,213	131,685	88,579	(8,858)	(368)
Total assets	346,696	286,539	210,625	99,576	104,352
Total debt (net of discount), including capital lease obligations	25,440	24,391	24,767	17,986	16,881
Redeemable convertible preferred shares	—	—	—	130,839	130,393
Total shareholders’ equity (deficit)	252,285	201,808	121,022	(111,065)	(115,514)

(1)	See Note 16 to our consolidated financial statements for further details on the calculation of basic and diluted net income (loss) per share attributable to ordinary shareholders.
(2)	This metric represents the number of vehicles under subscription by our customers utilizing one or more of our fleet management software-as-a-service (“SaaS”) solutions at the end of the period presented. This number includes the number of vehicles under subscription with SageQuest before and after our acquisition of SageQuest in July 2010. Since our revenue is primarily driven by the number of vehicles under subscription to our SaaS solutions, we believe that total vehicles under subscription is an important metric to monitor. This number excludes any subscriptions associated with Fleetmatics WORK.
(3)	We present Adjusted EBITDA in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before income taxes, interest income (expense), foreign currency transaction (gain) loss, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle devices owned by customers, amortization of intangible assets, share-based compensation, acquisition-related transaction costs, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, acquisition-related transaction costs, expenses incurred under our Management Services Agreement dated November 23, 2010, or Management Services Agreement, with Privia Enterprises Limited, or Privia (see “Management Discussion and Analysis—Privia Management Services Agreement”), and loss on extinguishment of debt. See “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.
(4)	We calculate our net churn for a period by dividing (i) the number of vehicles under subscription added from existing customers less vehicles under subscription lost from existing customers over that period by (ii) the total vehicles under subscription at the beginning of that period. When the number of vehicles under subscription added from existing customers exceeds the number of vehicles under subscription lost from existing customers in the period, this formula generates a positive number. SageQuest vehicles under subscription and vehicles under subscription lost are not reflected as part of the churn calculation prior to July 2010 when we acquired it.
(5)	We define working capital (deficit) as current assets less current liabilities.

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

We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans, and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial measure used by the compensation committee of our Board of Directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following unaudited table presents a reconciliation from net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$27,475	$30,457	$5,408	$2,869	$(736)
Provision for (benefit from) income taxes	7,988	(4,103)	3,907	865	1,430
Interest (income) expense, net	704	1,999	2,075	2,386	1,012
Foreign currency transaction (gain) loss, net	(832)	1,139	24	(155)	907
Depreciation and amortization of property and equipment	21,492	12,994	9,547	7,581	7,397
Amortization of capitalized in-vehicle devices owned by customers	1,123	960	668	344	36
Amortization of intangible assets	2,562	2,290	2,332	3,349	317
Share-based compensation	13,207	7,470	2,422	2,292	149
Secondary public offering costs	—	1,285	—	—	—
Litigation and settlements	(81)	1,609	1,216	—	—
Acquisition-related transaction costs	308	372	—	—	428
Management Services Agreement expense	—	—	5,353	2,217	231
Loss on extinguishment of debt	—	—	934	—	—

Adjusted EBITDA (unaudited)	$73,946	$56,472	$33,886	$21,748	$11,171

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. In addition, we offer an integrated, full-featured mobile workforce management application which provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of December 31, 2014, we had approximately 25,000 customers who collectively deployed our solutions in approximately 552,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploy our solutions in 500 or fewer vehicles. During the year ended December 31, 2014, we collected an average of approximately 62 million data points per day from these vehicles, and we have aggregated over 74 billion data points since our inception, which we believe provides valuable information that we may consider in the development of complementary solutions and additional sources of revenue.

We were founded in 2004 in Dublin, Ireland through a combination of two fleet management companies, WebSoft Ltd. and Moviltec Ltd. Since inception, our software has been designed to be delivered as a hosted, multi-tenant offering, accessed through a Web browser utilizing broadly available in-vehicle devices to transmit vehicle and driver behavioral data to our databases over cellular networks. In July 2010, we completed the acquisition of SageQuest LLC, or SageQuest, in exchange for a cash payment of approximately $37.0 million.

In April 2014, Fleetmatics announced the release of its new software platform and the launch of the three new product offerings with new and, in some cases, patented features: Fleetmatics REVEAL, a business-intelligence based fleet management solution for SMBs; Fleetmatics REVEAL+, which extends Fleetmatics REVEAL to enterprises and is configurable to customers requiring integration capabilities with third-party workflow solutions; and Fleetmatics WORK, a field service management solution. This software platform is an analytics-based, extensible foundation to deliver solutions, features, insights and applications that optimize how a mobile workforce gets work done, and how a business manages those mobile assets. The three product offerings that fall under the software platform offer a solution for service fleet and field service management designed to help businesses maximize their return on fleet and mobile workforce investments.

We derive substantially all of our revenues from subscription agreements to our solutions, which typically include the use of our SaaS fleet management solution and an in-vehicle device. We generate sales through lead-generating Web-based advertising and targeted outbound sales efforts, which we then work to convert into paying customers. Our in-vehicle devices are installed by our network of installation partners. Initial customer contracts are typically 36 months in duration for fleet management customers and 12 months in duration for field service management customers, both with renewal automatically for one-year intervals thereafter, unless the customer elects not to renew. These contract terms provide us with a high degree of visibility into future revenue. Our customer contracts are non-cancelable, and our customers generally are billed on a monthly basis.

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional vehicle subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features of our fleet management applications to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In 2014, 2013 and 2012, our largest customer accounted for approximately 5%, 4%, and 3%, respectively, of our subscription revenue and our top 25 customers represented approximately 14%, 13%, and 11%, respectively, of our subscription revenue.

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

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of December 31, 2014, we had approximately 552,000 vehicles under subscription, an increase of 24.0% from approximately 445,000 as of December 31, 2013, which was an increase of 34.4% from approximately 331,000 as of December 31, 2012. Our subscription revenue in 2014 grew 30.6% to $231.6 million compared to $177.4 million in 2013, an increase of 39.2% from $127.5 million in 2012. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income in 2014 of $27.5 million as compared to $30.5 million in 2013 and $5.4 million in 2012. Our Adjusted EBITDA in 2014 grew 30.9% to $73.9 million compared to $56.5 million in 2013, an increase of 66.7% from $33.9 million in 2012.

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

On January 31, 2013, we completed a follow-on public offering of our ordinary shares which resulted in the sale of 7,700,000 ordinary shares at a price to the public of $25.00 per share. All of the shares sold in the offering were sold by Fleetmatics Investor Holdings, L.P., the principal stockholder of the Company. In addition, certain of the existing shareholders granted the underwriters an option to purchase an additional 1,155,000 ordinary shares. Fleetmatics did not receive any proceeds from the sale of these shares. The expenses of the offering, not including the underwriting discount, were approximately $0.8 million and were paid by us.

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

	2014	2013	2012
Total vehicles under subscription	552,000	445,000	331,000
Adjusted EBITDA	$73,946	$56,472	$33,886
Net churn	4.1%	7.9%	6.2%

Total vehicles under subscription. This metric represents the number of vehicles managed by our customers utilizing one or more of our SaaS solutions at the end of the period. Since our revenue is primarily driven by the number of vehicles that subscribe to our SaaS solutions, we believe that total vehicles under subscription is an important metric to monitor.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus provision for (benefit from) income taxes, interest (income) expense, net, foreign currency transaction gain (loss), net, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle-devices owned by customers, amortization of intangible assets, share-based compensation, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, acquisition-related transaction costs, costs associated with our Management Services Agreement with Privia Enterprises Limited, or Privia, and loss on extinguishment of debt.

We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends; to prepare and approve our annual budget and to develop short and long-term operational plans; and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. For further explanation of our management’s use of this measure, limitations of its use, and a reconciliation of our Adjusted EBITDA to our net income (loss), please see “Summary Consolidated Financial Data—Adjusted EBITDA.”

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

Privia Management Services Agreement

In November 2010, we entered into a consulting and non-compete agreement, or the Management Services Agreement, with Privia, a company controlled by certain of our former shareholders, one of whom continued to serve as a member of our Board of Directors through February 2012. Pursuant to this agreement, in exchange for consulting services to be performed by Privia, we agreed to pay Privia up to $15.0 million in three separate installments if we sold a specified number of subscriptions, measured by unit installation, during each of the twelve months ending March 31, 2012, 2013 and 2014. These payments would be made after the conclusion of each measurement period and were scheduled to be paid as follows: $3.0 million for the period ending March 31, 2012, $5.0 million for the period ending March 31, 2013 and $7.0 million for the period ending March 31, 2014. On August 20, 2012, we paid Privia an aggregate of $7.8 million in full satisfaction of all present and future amounts that were payable by us under the Management Services Agreement. We recorded expense of $5.4 million, $2.2 million, and $0.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010 in relation to this agreement.

Components of Results of Operations

Subscription Revenue

We derive substantially all of our revenue from subscription fees for our solutions, which typically include the use of our SaaS fleet management solution and an in-vehicle device. Our revenue is driven primarily by the number of vehicles under subscription and the price per vehicle under subscription. In addition, we generate revenue by selling our customers additional features, such as our fuel card integration, driving style option, and integration with Global Positioning Satellite, or GPS, navigation devices. We also generate revenue by selling aggregated, anonymous data to traffic subscription service providers.

Our contract terms generally are 36 months for fleet management customers and 12 months for field service management customers for their initial term with automatic annual renewals thereafter, unless the customer elects not to renew. We collect fees from our customers for a ratable portion of the contract on a periodic basis, generally on a monthly basis in advance. Prior to 2011, some customer contracts were paid in advance for the full, multiple-year term. Since that time, our payment terms are typically monthly in advance; however, we continue to enable our customers to prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a prepayment discount that is reflected in the pricing of the contract.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to communications, third-party data and hosting costs (which include the cost of telecommunications charges for data; subscription fees paid to third-party providers of Internet maps; posted speed limit and other data; and costs of hosting of our software applications underlying our product offerings); third-party costs related to the maintenance and repair of installed in-vehicle devices, which we refer to as field service costs; depreciation of in-vehicle devices (including installation and shipping costs related to these devices); amortization of capitalized in-vehicle devices owned by customers; personnel costs (including share-based compensation) of our customer support activities and related to configuration of our solutions to interface with the customers’ workflow or other internal systems where necessary; amortization expense for internal-use capitalized software costs; amortization of developed technology acquired as part of our acquisition of KKT Srl, or KKT, in May 2014, Connect2Field Holdings Pty Limited, or Connect2Field, in August 2013 and SageQuest in July 2010; amortization of the patent for our vehicle tracking system; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. We allocate a portion of customer support costs related to assisting in the sales process to sales and marketing expense.

We capitalize the cost of installed in-vehicle devices (including installation and shipping costs related to these devices) and depreciate these costs over the minimum estimated useful life of the devices or over the estimated average customer relationship period, which are both currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the device under contract, the depreciation period is accelerated resulting in the carrying value being expensed in the then-current period. Furthermore, as a result of the decommissioning of its 2G network by one of our primary network providers, we are incurring additional costs as we migrate customers from in-vehicle devices that support 2G networks to in-vehicle devices that support 3G networks. We expect to have the customer migration completed by the end of 2016.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. There are two main drivers of our annual effective tax rate. First, as a multi-national company, we are subject to tax in various jurisdictions which apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law which is subject to interpretation on a jurisdiction by jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate and our non-operating entities are subject to tax at a 25% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 22%, respectively. Second, as a result of our global business model, we engage in a significant number of cross-border intercompany transactions. As a result of these transactions, we have recorded reserves for uncertain tax positions related to how the different jurisdictions may conclude on the tax treatment of the transaction and how we might settle those exposures. There is no guarantee that how one jurisdiction might view a particular transaction will be respected by another jurisdiction. Additionally, there may be instances where our income is subject to taxation in more than one jurisdiction.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below may have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See also Note 2 of our consolidated financial statements included elsewhere in this Annual Report for information about these critical accounting policies as well as a description of our other significant accounting policies.

Revenue Recognition

We provide access to our software through subscription arrangements whereby our customers are charged a per subscribed-vehicle fee for access for a specified term. Subscription agreements contain multiple service elements and deliverables, including installation of in-vehicle devices, access to our on-demand software via our website, and support services delivered over the term of the arrangement. Agreements do not provide customers the right to take possession of the software at any time. We have determined that the elements of our subscription agreements do not have value to the customer on a standalone basis. As a result, the multiple elements within our subscription agreements do not qualify for treatment as separate units of accounting. Accordingly, we account for all fees received under our subscription agreements as a single unit of accounting and, except for any up-front fees, recognize the total fee amount ratably on a daily basis over the term of the subscription agreement. We only commence recognition of revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is deemed reasonably assured, and recurring services have commenced. Our initial subscription agreements typically have contract terms of 36 months for fleet management customers and 12 months for field service management customers.

For the limited number of fleet management customer arrangements in which title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device, we receive an up-front fee from the customer. As the in-vehicle devices do not have value to the customer on a standalone basis, the delivery or installation of the in-vehicle devices does not represent the culmination of a separate earning process associated with the payment of the up-front fee. Accordingly, we record the amount of the up-front fee as deferred revenue upon invoicing and recognize that amount as revenue ratably on a daily basis over the estimated average customer relationship period of six years, which is longer than the typical subscription agreement term of 36 months. If a customer permanently ceases use of our subscription service at any point when a balance of deferred revenue from this up-front payment exists, we recognize the remaining balance of the deferred revenue in the period of notification. Changes in the typical customer contractual term, customer behavior, competition or economic conditions could affect our estimates of the average customer relationship period. We review the estimated average customer relationship period on a periodic basis and account for changes prospectively.

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

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact, either favorable or unfavorable, on our consolidated financial condition and operating results. At December 31, 2014, 2013 and 2012, the balances recorded as liabilities for unrecognized tax benefits in our consolidated balance sheets totaled $3.2 million, $2.1 million and $14.6 million, respectively, including accrued interest and penalties.

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. Our net deferred tax assets currently are comprised of net operating loss carryforwards in the United States and the United Kingdom as well as deductible temporary differences. As of December 31, 2014, our federal net operating loss carryforwards in the United States available to reduce future federal taxable income totaled $9.5 million, our state net operating loss carryforwards in the United States available to reduce future state taxable income totaled $4.6 million, and our net operating loss carryforwards in the United Kingdom available to reduce future taxable income totaled $1.2 million. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance as a charge to income tax expense. We evaluate valuation allowances for deferred tax assets at the individual subsidiary level or consolidated tax group level in accordance with the tax law in the specific jurisdiction. In estimating future taxable profits, we consider all current contracts and assets of the business, including intercompany transfer pricing agreements, as well as a reasonable estimation of future taxable profits achievable by us. With respect to our subsidiaries in the United States, which file a consolidated group tax return for federal and state tax purposes and are in a three-year cumulative pre-tax income position as a result of current year pre-tax profit, we have concluded that there is sufficient positive evidence that we do not need to establish a valuation allowance against our net operating loss deferred tax asset, nor a valuation allowance against our other (non-NOL) deferred tax assets, given our future forecasted income and the relatively long carryforward periods permitted for net operating losses in the United States. In arriving at this conclusion, we forecasted future income in the United States using fiscal year 2014 results as a base, then adjusted for verifiable evidence of known reductions in certain future expenses, including amortization expense from acquired intangible assets and interest expense, which will be lower in the future due to lower borrowing rates as a result of our credit facility entered into in May 2012. We believe that the future earnings forecasts combined with the lengthy carryforward period of the net operating loss carryforwards would produce sufficient taxable income in our subsidiaries in the United States to fully realize the deferred tax assets before expiration of the U.S. federal and state carryforward periods, which expire from 2026 through 2033 for federal purposes and from 2020 to 2033 for state purposes. Accordingly, we have not recorded a valuation allowance for the net operating loss carryforwards in the United States as of December 31, 2014, 2013 and 2012. The Company has recorded a valuation allowance in Australia and certain Irish entities against the net operating loss carryforward. Our net deferred tax assets at December 31, 2014 totaled $13.8 million, comprised of deferred tax assets of $20.6 million, partially offset by deferred tax liabilities of $3.9 million and a valuation allowance of $2.9 million. Our net deferred tax assets at December 31, 2013 totaled $5.3 million, comprised of deferred tax assets of $18.3 million, partially offset by deferred tax liabilities of $10.0 million and a valuation allowance of $3.0 million. Our net deferred tax assets at December 31, 2012 totaled $6.2 million, comprised of deferred tax assets of $18.2 million, partially offset by deferred tax liabilities of $9.5 million and a valuation allowance of $2.5 million.

Internal-Use Software

We expense research and development costs as incurred, except for certain costs which are capitalized in connection with our internal-use software and website. These capitalized costs are primarily related to the application software that is hosted by us and accessed by our customers through our website. In addition, we capitalize certain general and administrative costs related to the customization and development of our internal business systems.

Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. We also capitalize costs related to specific upgrades and enhancements of this application software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of property and equipment and are amortized on a straight-line basis over an estimated useful life of three years. At December 31, 2014, 2013 and 2012, the carrying value of our internal-use software was $5.2 million, $3.2 million and $1.3 million, respectively.

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

Impairment of Goodwill

We record goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets acquired, identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or circumstances occur that indicate an impairment may exist. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets in a business combination or the strategy for our overall business, and significant negative industry or economic trends. We perform our annual assessment for impairment of goodwill on October 31 and have determined that we have a single reporting unit for testing goodwill for impairment. For purposes of assessing potential impairment, we first estimate the fair value of the reporting unit (based on the fair value of our outstanding ordinary shares) and compare that amount to the carrying value of the reporting unit (as reflected by the total carrying values of our shareholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, then we determine the implied fair value of the goodwill in the same manner used to determine the amount of goodwill in a business combination. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2014 and 2013, and it was substantially in excess of the carrying value of the reporting unit at each date. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess. No goodwill impairment charges were recorded by us during the years ended December 31, 2014, 2013 and 2012.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment and definite-lived intangible assets subject to amortization, including customer relationships, trademarks, acquired developed technology and a patent for our vehicle tracking system. We amortize customer relationships, trademarks and acquired developed technology over their estimated useful lives, which range from three to nine years, based on either a straight-line method or the pattern over which we expect to consume the economic benefit of each asset, which in general reflects the expected cash flow from each asset. We amortize our patent over its useful life of 20 years on a straight-line basis, as the pattern of consumption of the economic benefit of the asset cannot be reliably determined. We amortize property and equipment, inclusive of internal-use software, on a straight-line basis over their useful lives, which range from three to six years, as the pattern of consumption of the economic benefit of the assets cannot be reliably determined. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. To evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. If the carrying value exceeds the sum of the expected undiscounted cash flows, an impairment loss on the long-lived asset to be held and used is recognized based on the excess of the asset’s carrying value over its fair value, determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

Deferred Commissions

We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. For the majority of its customer contracts, the Company pays commissions in full when it receives the initial customer contract for a new subscription or a renewal subscription. For all other customer contracts, the Company pays commissions in full when it receives the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as expense immediately. We believe that capitalizing commission costs is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Deferred commission costs are included in other current and long-term assets in our consolidated balance sheets and totaled $15.5 million, $11.7 million and $8.9 million at December 31, 2014, 2013 and 2012 respectively. Amortization of deferred commissions is included in sales and marketing expense in our consolidated statements of operations.

Capitalization of In-Vehicle Device Costs

For customer arrangements in which we retain ownership of the in-vehicle devices installed in a customer’s fleet, we capitalize the cost of the in-vehicle devices (including installation and shipping costs) as a component of property and equipment in our consolidated balance sheets, and we depreciate these assets on a straight-line basis over their estimated useful life, which is currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the in-vehicle device, the carrying value of the asset is depreciated in full with expense immediately recorded as cost of subscription revenue. The carrying value of these installed in-vehicle devices (including installation and shipping costs) was $61.8 million, $48.4 million and $34.1 million at December 31, 2014, 2013, and 2012, respectively. Depreciation expense of these installed in-vehicle devices is included in cost of subscription revenue in our consolidated statements of operations.

In addition, for the limited number of customer arrangements in which title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device (for which we receive an up-front fee from the customer), we defer the costs of the in-vehicle devices (including installation and shipping costs) as they are directly related to the revenue that we derive from the sale of the devices and that we recognize ratably over the estimated average customer relationship period of six years. We capitalize these in-vehicle device costs and amortize the deferred costs as expense ratably over the estimated average customer relationship period, in proportion to the recognition of the up-front fee revenue. Capitalized costs related to these in-vehicle devices of which title has transferred to customers are included in other current and long-term assets in our consolidated balance sheets which totaled $2.4 million, $3.8 million and $4.1 million at December 31, 2014, 2013 and 2012, respectively. Amortization of these capitalized costs is included in cost of subscription revenue in our consolidated statements of operations.

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

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures for awards with service conditions. For awards with performance conditions, we estimate the probability that the performance condition will be met. If our actual forfeiture rate is materially different from the estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The Company did not grant any stock options to employees in the years ended December 31, 2014 and 2013.

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

	Year Ended December 31,
	2014		2013		2012
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Subscription revenue	$231,581	100.0%	$177,350	100.0%	$127,451	100.0%
Cost of subscription revenue	57,505	24.8	43,858	24.7	35,507	27.9

Gross profit	174,076	75.2	133,492	75.3	91,944	72.1

Operating expenses:
Sales and marketing	78,885	34.1	56,589	31.9	41,138	32.3
Research and development	17,090	7.4	11,036	6.2	7,379	5.8
General and administrative	42,765	18.5	36,375	20.5	31,047	24.3

Total operating expenses	138,740	59.9	104,000	58.6	79,564	62.4

Income from operations	35,336	15.3	29,492	16.6	12,380	9.7
Interest income (expense), net	(704)	(0.3)	(1,999)	(1.1)	(2,075)	(1.6)
Foreign currency transaction gain (loss), net	832	0.4	(1,139)	(0.6)	(24)	—
Loss on extinguishment of debt	—	—	—	—	(934)	(0.7)
Other income (expense), net	(1)	—	—	—	(32)	—

Income before income taxes	35,463	15.3	26,354	14.9	9,315	7.3
Provision for (benefit from) income taxes	7,988	3.4	(4,103)	(2.3)	3,907	3.1

Net income	$27,475	11.9%	$30,457	17.2%	$5,408	4.2%

Comparison of Years Ended December 31, 2014, 2013 and 2012

Subscription Revenue

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Subscription revenue	$231,581	$177,350	$127,451
% change from prior year	30.6%	39.2%

Subscription revenue increased by $54.2 million, or 30.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 24.0% year-over-year. As of the year-ends, the number of vehicles under subscription increased to approximately 552,000 as of December 31, 2014 as compared to 445,000 as of December 31, 2013. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our branded solutions and international expansion, including the addition of 75 sales and marketing personnel year-over-year. Our average selling prices generally remained stable, while volume increased in 2014 as compared to 2013.

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

Cost of Subscription Revenue

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cost of subscription revenue	$57,505	$43,858	$35,507
% change from prior year	31.1%	23.5%
Percentage of subscription revenue	24.8%	24.7%	27.9%

Cost of subscription revenue increased by $13.6 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 24.0% year-over-year. Communications, third-party data and hosting costs increased by $2.6 million due to the increase in the number of installed in-vehicle devices, comprised of an increase in hosting costs for our software applications of $1.6 million and in third-party data subscription fees and data communication costs of $1.0 million. Field service costs for maintenance and repair of installed in-vehicle devices increased by $0.4 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $6.7 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Payroll and related expenses increased by $2.0 million primarily due to an increase in our customer support and configuration groups. Facilities expense increased by $0.7 million as a result of increased office space requirements for our additional employees. Amortization of internal-use software increased by $0.6 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by $0.6 million primarily due to amortization related to the intangible assets acquired in the KKT and Connect2Field acquisitions.

As a percentage of subscription revenue, our cost of subscription revenue of 24.8% for the year ended December 31, 2014 remained flat with 24.7% for the year ended December 31, 2013. We continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription. The economies of scale achieved through this improved pricing was offset by increased depreciation and amortization of installed in-vehicle devices primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from in-vehicle devices that support 2G networks to in-vehicle devices that support 3G networks.

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

Sales and Marketing Expense

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Sales and marketing expense	$78,885	$56,589	$41,138
% change from prior year	39.4%	37.6%
Percentage of subscription revenue	34.1%	31.9%	32.3%

Sales and marketing expense increased by $22.3 million, or 39.4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to our investment in building brand and category awareness in our market to drive customer adoption of our solutions, the expansion of our sales and marketing efforts into international markets, and the build out of dedicated sales teams to support the Fleetmatics WORK application. We incurred increased payroll-related costs of $13.6 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 75 sales and marketing personnel year-over-year. Those 75 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $7.8 million and professional fees increased by $0.2 million due to additional marketing and advertising efforts. Travel expense increased by $0.3 million as a result of our additional hiring efforts, and facilities expense increased by $1.1 million as a result of additional office space requirements for our newly hired employees. These increases were partially offset by decreased amortization expense of $0.3 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships and trademarks are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense increased from 31.9% for the year ended December 31, 2013 to 34.1% for the year ended December 31, 2014 primarily due to the increases in advertising and promotional expenditures and payroll and related expenses period-over-period as noted above. Other cost increases in sales and marketing expense were in line with the percentage growth in subscription revenue period-over-period.

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

Research and Development Expense

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Research and development expense	$17,090	$11,036	$7,379
% change from prior year	54.9%	49.6%
Percentage of subscription revenue	7.4%	6.2%	5.8%

Research and development expense increased $6.1 million, or 54.9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to additional payroll-related costs of $5.2 million resulting from an increase of 38 product management and development personnel, additional facilities expenses of $0.6 million and travel expenses of $0.3 million incurred related to additional employees hired to further enhance and develop our products. Research and development expense for the years ended December 31, 2014 and 2013 of $17.1 million and $11.0 million, respectively, was recorded net after capitalization of $2.9 million and $2.2 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, increased from 6.2% for the year ended December 31, 2013 to 7.4% for the year ended December 31, 2014. These increases were primarily due to the increases related to the increases in payroll and related expenses year-over-year as noted above.

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

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, increased from 5.8% for the year ended December 31, 2012 to 6.2% for the year ended December 31, 2013. These increases were primarily due to increases in payroll and related expenses year-over-year as noted above.

General and Administrative Expense

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
General and administrative expense	$42,765	$36,375	$31,047
% change from prior year	17.6%	17.2%
Percentage of subscription revenue	18.5%	20.5%	24.3%

General and administrative expense increased $6.4 million, or 17.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to an increase of $5.7 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 15 general and administrative personnel year-over-year in order to support the growth in the business. Bad debt expense increased $0.8 million due to the increase in the number of customers and their related accounts receivable balances year-over-year. Also contributing to the increase in general and administrative expense year-over-year was an increase of $0.4 million in merchant and bank fees due to the increase in customer subscriptions and increase of $0.3 million in audit and tax fees year-over-year and an increase of $0.1 million of travel expenses associated with our additional employees. These increases were partially offset by a decrease in professional fees of $0.9 million primarily related to a reduction of legal and settlement fees (which include reimbursements) associated with defending the class action complaint.

As a percentage of subscription revenue, general and administrative expense decreased from 20.5% for the year ended December 31, 2013 to 18.5% for the year ended December 31, 2014, primarily due to the 17.6% increase in expenses noted above being more than offset by the impact of the 30.6% growth in our subscription revenue year-over-year.

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

Interest Income (Expense), net

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Interest income (expense), net	$(704)	$(1,999)	$(2,075)
% change from prior year	(64.8)%	(3.7)%

Interest income (expense), net for the year ended December 31, 2014 decreased $1.3 million, or 64.8% as compared to the year ended December 31, 2013 and primarily reflects the interest expense incurred on our long-term debt as well as amortization expense of related debt discounts and deferred financing costs.

In November, 2013, we entered into an amendment to a previously existing credit facility, dated as of May 10, 2012, with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced a $25.0 million Term Loan and a $25.0 million revolving line of credit with a $50.0 million revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2014 and 2013, the Company had outstanding borrowings of $23.8 million under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. Interest income netted against interest expense was immaterial in the years ended December 31, 2014, 2013 and 2012.

Foreign Currency Transaction Gain (Loss), net

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Foreign currency transaction gain (loss), net	$832	$(1,139)	$(24)
% change from prior year	NM	NM

For the year ended December 31, 2014, we recognized $0.8 million in foreign currency transaction gains. For the years ended December 31, 2013 and 2012, we recognized $1.1 million and $24 thousand in foreign currency transaction losses. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. dollar compared to other currencies in which we transact, primarily the euro and British pound.

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

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Provision for (benefit from) income taxes	$7,988	$(4,103)	$3,907

Our provision for (benefit from) income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. We are subject to tax in various jurisdictions that apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law, which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate on its trading income and 25% on its non-trading income and our non-operating entities are subject to tax at a 25% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 22%, respectively. For the years ended December 31, 2014, 2013 and 2012, our domestic pre-tax income in Ireland was $26.5 million, $17.0 million, and $7.6 million, respectively, and our foreign pre-tax income was $9.0 million, $9.4 million, and $1.7 million, respectively, primarily in the United States and the United Kingdom. See Note 11 to our consolidated financial statements for additional information related to the foreign and domestic income tax expense (benefit) we recorded and the effect that foreign taxes had on our overall effective tax rate. In addition to the pre-tax income of each jurisdiction taxed at the different tax rates noted above, our effective income tax rates for each year were affected by the items noted below.

Our effective income tax rate (benefit) for the years ended December 31, 2014, 2013 and 2012 was 22.5%, (15.6)%, and 41.9%, respectively, on pre-tax income of $35.5 million, $26.4 million, and $9.3 million, respectively. Our effective tax rate for the year ended December 31, 2014 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland. Our effective tax rate for the year ended December 31, 2013 was lower than the statutory Irish rate of 12.5% primarily due to the net reversal of $10.6 million of reserves for uncertain tax positions upon the expiration of the statute of limitations in the United States and also due to Ireland research and development tax credits. Our effective tax rate for the year ended December 31, 2012 was higher than the statutory Irish rate of 12.5% primarily due to recording of reserves for uncertain tax positions, and an increase in the valuation allowance related to certain Irish net operating loss carryforwards.

Our provision for income taxes may change from period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws including enacted statutory rates, as well as recurring factors, including changes in the mix of earnings in countries with differing statutory tax rates. As a result of our global business model and cross-border intercompany transactions, a change in uncertain tax positions or a change in statutory rates, particularly in Ireland, could have a significant effect on our overall effective tax rate. Effective for 2015, our legal entity which is the owner of our intellectual property has become a non-resident Irish entity in compliance with European Union, or EU, migration laws. We expect that the effect of this will be to reduce our consolidated taxation.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited consolidated statements of operations data and other financial data for each of the eight quarters in the period ended December 31, 2014 (certain items may not foot due to rounding). We have prepared the consolidated statement of operations for each of these quarters on the same basis as the audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. In the opinion of management, each consolidated statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for a fair statement of this data for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands)
Consolidated Statements of Operations Data:
Subscription revenue	$63,995	$60,421	$55,268	$51,897	$50,088	$46,314	$42,529	$38,419
Cost of subscription revenue	15,169	15,056	14,534	12,746	11,529	11,498	10,834	9,997

Gross profit	48,826	45,365	40,734	39,151	38,559	34,816	31,695	28,422

Sales and marketing	19,321	19,153	22,049	18,362	16,122	14,266	13,600	12,601
Research and development	4,041	4,259	4,613	4,177	3,351	3,130	2,461	2,094
General and administrative	11,384	10,623	9,486	11,272	10,849	10,506	7,080	7,940

Total operating expenses	34,746	34,035	36,148	33,811	30,322	27,902	23,141	22,635

Income from operations	14,080	11,330	4,586	5,340	8,237	6,914	8,554	5,787
Other income (expense), net	(20)	125	192	(170)	(1,253)	(491)	(672)	(722)
Provision for (benefit from) income taxes	1,641	3,260	1,545	1,542	(9,253)	845	2,200	2,105

Net income	$12,419	$8,195	$3,233	$3,628	$16,237	$5,578	$5,682	$2,960

	Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(as a percentage of subscription revenue)
Consolidated Statements of Operations Data:
Subscription revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of subscription revenue	23.7	24.9	26.3	24.6	23.0	24.8	25.5	26.0

Gross profit	76.3	75.1	73.7	75.4	77.0	75.2	74.5	74.0

Sales and marketing	30.2	31.7	39.9	35.4	32.2	30.8	32.0	32.8
Research and development	6.3	7.0	8.3	8.0	6.7	6.8	5.8	5.5
General and administrative	17.8	17.6	17.2	21.7	21.7	22.7	16.6	20.7

Total operating expenses	54.3	56.3	65.4	65.2	60.5	60.2	54.4	58.9

Income from operations	22.0	18.8	8.3	10.3	16.4	14.9	20.1	15.1
Other income (expense), net	—	0.2	0.3	(0.3)	(2.5)	(1.1)	(1.6)	(1.9)
Provision for (benefit from) income taxes	2.6	5.4	2.8	3.0	(18.5)	1.8	5.2	5.5

Net income)	19.4%	13.6%	5.8%	7.0%	32.4%	12.0%	13.4%	7.7%

Subscription revenue increased sequentially in each of the quarters presented due to increases in the number of total vehicles under subscription in each quarter. Total operating expenses, in absolute dollars, increased over time in the periods presented primarily due to increased sales and marketing and general and administrative expenses, which resulted from increased marketing and advertising efforts, increased number of personnel to support the business, and increased professional fees, including those related to accounting, tax and audit services and those related to our Management Services Agreement with Privia. During the three months ended September 30, 2013, general and administrative expenses increased by $3.4 million from $7.1 million in the three months ended June 30, 2013 to $10.5 million, primarily as a result of increases of $1.2 million in payroll-related costs in order to support the growth in the business, increases of $1.2 million in professional fees primarily due to $0.5 million in legal settlement costs related to the U.S. Prisoner putative class action complaint and to legal fees associated with defending the class action complaint, increases of $0.8 million of office-related costs associated with our additional employees and additional consulting fees associated with the implementation of certain functionality of our upgraded general ledger system.

Provision for (benefit from) income taxes fluctuated over time in the periods presented primarily due to changes in the jurisdictions in which the income or loss was generated, changes in the valuation allowances for deferred tax assets, the expiration of certain statutes of limitations, and the recording of interest and penalties related to our tax contingencies. During the three months ended December 31, 2013, the provision for (benefit from) income taxes decreased from $0.8 million in the three months ended September 30, 2013 to $(9.3) million, primarily as a result of the net reversal of $11.1 million of uncertain tax positions due to an expiration of a statute of limitations in the United States.

Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash flows provided by operating activities	$71,743	$41,911	$16,890
Cash flows used in investing activities	(43,026)	(43,184)	(25,576)
Cash flows provided by financing activities	10,256	38,660	100,386
Effect of exchange rate changes on cash	(744)	(303)	(228)

Net increase in cash	$38,229	$37,084	$91,472

In connection with the Company’s October 2012 initial public offering, the Company received aggregate proceeds of $93.3 million net of underwriting discounts and commissions and offering costs paid by the Company.

Prior to the Company’s October 2012 initial public offering, the Company funded its operations, capital expenditures and the acquisition of SageQuest primarily through sales of its fleet management solutions to customers, the net proceeds of approximately $54.2 million from the issuance of shares in the Company’s capital since its inception, and the net proceeds of $31.5 million from debt issued in 2010 and 2012.

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

At December 31, 2014, our principal sources of liquidity were our cash balance of $175.4 million and borrowings of up to $50.0 million available under our Amended Revolving Credit Facility, of which $26.3 million was available.

Operating Activities

Operating activities provided $71.7 million of cash in 2014. The cash flow provided by operating activities resulted primarily from our net income of $27.5 million, net non-cash charges of $27.9 million, and net cash of $16.3 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $33.4 million of depreciation and amortization expense, $13.2 million of share-based compensation expense, $8.9 million benefit from deferred tax assets, $2.4 million of provisions for accounts receivable allowances, $1.7 million for losses on disposal of property and equipment and other assets, $0.9 million of unrealized foreign currency transaction gains, and $13.0 million in excess tax benefits from share-based awards. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $2.7 million increase in deferred revenue, $7.9 million increase in accounts payable, accrued expenses, and other current liabilities, a $3.8 million decrease in prepaid expenses and other current assets, a $0.9 million decrease in accounts receivable from customers, and a $1.1 million increase in accrued income taxes. The increase in deferred revenue was attributable to a greater number of customers in 2014 than in 2013 prepaying for a portion of their subscription. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The decrease in our accounts receivable was due to collection efforts in 2014 on certain customer billings which had been delayed due to our billing system conversion completed during the fourth quarter of 2013. The increase in our accrued taxes was due to net increases in our tax reserves.

Operating activities provided $41.9 million of cash in 2013. The cash flow provided by operating activities resulted primarily from our net income of $30.5 million, net non-cash charges of $33.5 million, and net uses of cash of $25.9 million from changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $23.2 million of depreciation and amortization expense, $7.5 million of share-based compensation expense, $3.1 million for losses on disposal of property and equipment and other assets, $2.5 million of provisions for accounts receivable and deferred tax assets, $1.1 million of unrealized foreign currency transaction losses, and $3.8 million in excess tax benefits from share-based awards. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $13.0 million increase in our accounts receivable from customers, a $12.5 million decrease in accrued income taxes, and a $11.5 million increase in prepaid expenses and other assets, partially offset by a $10.7 million increase in accounts payable, accrued expenses and other current liabilities and a $4.2 million increase in deferred revenue. The increase in our accounts receivable was due to the increase in subscription revenue from 2012 to 2013 resulting from the increased number of vehicles under subscription, as well as a delay in certain customer billings due to a billing system conversion completed during the fourth quarter of 2013. The decrease in our accrued taxes was due to the reversal of uncertain tax positions due to an expiration of the statute of limitations in the United States. The increase in our prepaid expenses and other assets was due to increases in deferred commissions and capitalized costs of in-vehicle devices owned by customers due to the growth in our business. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The increase in deferred revenue was attributable to a greater number of customers in 2013 than in 2012 prepaying for a portion of their subscription.

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

Investing Activities

Net cash used in investing activities was $43.0 million, $43.2 million and $25.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment of $37.1 million, $34.2 million, and $25.2 million in 2014, 2013 and 2012, respectively; costs capitalized for internal-use software of $3.8 million, $2.2 million, and $0.9 million in 2014, 2013 and 2012, respectively; and cash paid to acquire KKT of $2.3 million in 2014 and Connect2Field of $6.8 million in 2013.

Financing Activities

Net cash provided by financing activities was $10.3 million, $38.7 million and $100.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided by financing activities in 2014 consisted of excess tax benefits from share-based awards of $13.0 million, proceeds from the exercise of options to purchase ordinary shares under stock option plans of $2.8 million, partially offset by taxes paid related to net share settlement of equity awards of $4.1 million, payments of our capital lease obligations of $0.8 million, and payments of notes payable of $0.6 million.

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

Indebtedness and Liquidity

On January 21, 2015, Fleetmatics Group PLC and its subsidiaries Fleetmatics USA, LLC and Fleetmatics Development Limited, as borrowers (the “Company”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto, for a senior, first-priority secured financing comprised of revolving loans, letters of credit and swing line loans in a total maximum amount of $125,000 (the “Credit Facility”). The Credit Facility consists of a five-year multi-currency revolving credit facility in a dollar amount of up to $125,000 which includes a sublimit of $5,000 for letters of credit and a $10,000 swing line facility. The Credit Facility also includes an accordion feature that will allow the Company to increase the Credit Facility to a total of $200,000, subject to securing additional commitments from existing lenders or new lending institutions. The Company used the net proceeds of borrowings under the Credit Facility to repay the $23,750 outstanding under the Company’s previously existing revolving credit facility with Wells Fargo Capital Finance, LLC and for working capital and other general corporate purposes. See Note 22 to our consolidated financial statements for further details.

We believe that our cash and borrowings available under our Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

As of December 31, 2014, we had net operating loss carryforwards in the United States available to reduce future federal taxable income of $9.5 million, and we had net operating loss carryforwards in the United Kingdom available to reduce future taxable income of $1.2 million. If unused, our net operating loss carryforwards in the United States expire at various dates through 2033, while those in the United Kingdom may be carried forward indefinitely. In certain circumstances, usage of our net operating loss carryforwards in the United States may be limited.

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease 16,587 square feet of office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Scottsdale, Arizona, Sydney, Australia, Reading, Berkshire in the United Kingdom, and Utrecht, the Netherlands for our sales, marketing and customer care organizations under lease agreements that expire at various dates through 2019. We lease office space in Florence, Italy primarily for research and development employees.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2017.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2015.

The following table summarizes our contractual obligations at December 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Amended Revolving Credit Facility(1)	$23,981	$95	$23,886	$—	$—
Capital lease obligations(2)	1,767	830	937	—	—
Operating lease obligations(3)	16,301	3,653	7,293	3,461	1,894
Outstanding purchase obligations(4)	11,290	6,161	5,129	—	—
Data center commitments(5)	1,148	1,148	—	—	—

Total(6)	$54,487	$11,887	$37,245	$3,461	$1,894

(1)	Represents the outstanding borrowings and contractually required unused line fees and service fees contractually required under our Amended Revolving Credit Facility in existence at December 31, 2014.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

(4)	Represents the contractually required payments under the various purchase obligations in existence as of December 31, 2014. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of December 31, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $3.2 million recorded as liabilities for unrecognized tax benefits (inclusive of $2.7 million of accrued interest and penalties) as of December 31, 2014 as we are unable to make reasonably reliable estimates of when cash settlement will occur. Refer to Note 12 to our unaudited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on income taxes.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The Company adopted this standard in 2014, and it did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 addresses a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of this guidance is to resolve the diversity in practice about the appropriate guidance to apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 provides that the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company adopted this standard in 2014, and it did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction gains of $0.8 million were recorded for the year ended December 31, 2014. Net foreign currency transaction losses of $1.1 million and $24 thousand were recorded for the years ended December 31, 2013 and 2012.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation losses of $2.8 million were recorded for the year ended December 31, 2014. Net foreign currency translation gains of $1.2 million and $0.1 million were recorded for the years ended December 31, 2013 and 2012.

For the years ended December 31, 2014 and 2013, approximately 8.4% and 8.8%, respectively, of our revenues and approximately 19.1% and 15.5%, respectively, of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. In addition, 10.2% of our assets and 10.9% of our liabilities were subject to foreign currency translation exposure as of December 31, 2014 as compared to 10.3% of our assets and 3.6% of our liabilities as of December 31, 2013.

Currently, our largest foreign currency exposures are those with respect to the euro, the British pound, and the Australian dollar. Relative to foreign currency exposures existing at December 31, 2014, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the year ended December 31, 2014, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $4.8 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of December 31, 2014. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. The Amended Revolving Credit Facility, which earns variable rates of interest, exposes us to interest rate risk. Based on the $23.8 million outstanding principal amount of our variable-rate indebtedness at December 31, 2014 under the Amended Revolving Credit Facility, a one percentage point change in the interest rates above the floor of 4.5% would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million. However, interest cannot decrease from the 4.5% rate we were paying as of December 31, 2014 as our Amended Revolving Credit Facility does not allow for us to pay interest at a rate of less than 4.5% on our principal balances.

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

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although the Company maintains its cash balances with accredited financial institutions, the Company had substantially all cash balances at financial institutions without or in excess of federally insured limits at December 31, 2014 and 2013. The Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Liquidity Risk

On January 21, 2015, Fleetmatics Group PLC and its subsidiaries Fleetmatics USA, LLC and Fleetmatics Development Limited, as borrowers (the “Company”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto, for a senior, first-priority secured financing comprised of revolving loans, letters of credit and swing line loans in a total maximum amount of $125,000 (the “Credit Facility”). The Credit Facility consists of a five-year multi-currency revolving credit facility in a dollar amount of up to $125,000 which includes a sublimit of $5,000 for letters of credit and a $10,000 swing line facility. The Credit Facility also includes an accordion feature that will allow the Company to increase the Credit Facility to a total of $200,000, subject to securing additional commitments from existing lenders or new lending institutions. The Company used the net proceeds of borrowings under the Credit Facility to repay the $23,750 outstanding under the Company’s previously existing revolving credit facility with Wells Fargo Capital Finance, LLC and for working capital and other general corporate purposes.

We believe that our cash and borrowings available under our Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Fleetmatics Group PLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred shares and shareholders’ equity (deficit), of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Fleetmatics Group PLC and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2015

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash	$175,400	$137,171
Restricted cash	—	64
Accounts receivable, net of allowances of $2,200 and $1,395 at December 31, 2014 and 2013, respectively	16,876	20,240
Deferred tax assets	7,458	6,505
Prepaid expenses and other current assets	13,379	13,675

Total current assets	213,113	177,655
Property and equipment, net	79,734	61,732
Goodwill	30,207	28,706
Intangible assets, net	6,460	7,765
Deferred tax assets, net	6,353	1,282
Other assets	10,829	9,399

Total assets	$346,696	$286,539

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,001	$9,952
Accrued expenses and other current liabilities	24,307	14,855
Deferred revenue	22,592	21,163

Total current liabilities	54,900	45,970
Deferred revenue	10,241	9,029
Accrued income taxes	3,164	2,094
Long-term debt	23,750	23,750
Other liabilities	2,356	3,888

Total liabilities	94,411	84,731

Commitments and contingencies (Note 17)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 37,875,815 and 37,023,781 shares issued and outstanding at December 31, 2014 and 2013, respectively	725	709
Deferred shares, €0.01 par value; 5,000,004 shares authorized; 0 and 2,230,334 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	29
Additional paid-in capital	302,881	277,084
Accumulated other comprehensive income	(970)	1,812
Accumulated deficit	(50,351)	(77,826)

Total shareholders’ equity	252,285	201,808

Total liabilities and shareholders’ equity	$346,696	$286,539

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Subscription revenue	$231,581	$177,350	$127,451
Cost of subscription revenue	57,505	43,858	35,507

Gross profit	174,076	133,492	91,944

Operating expenses:
Sales and marketing	78,885	56,589	41,138
Research and development	17,090	11,036	7,379
General and administrative	42,765	36,375	31,047

Total operating expenses	138,740	104,000	79,564

Income from operations	35,336	29,492	12,380
Interest income (expense), net	(704)	(1,999)	(2,075)
Foreign currency transaction gain (loss), net	832	(1,139)	(24)
Loss on extinguishment of debt	—	—	(934)
Other income (expense), net	(1)	—	(32)

Income before income taxes	35,463	26,354	9,315
Provision for (benefit from) income taxes	7,988	(4,103)	3,907

Net income	27,475	30,457	5,408
Accretion of redeemable convertible preferred shares to redemption value	—	—	(335)

Net income	$27,475	$30,457	$5,073

Net income per share:
Basic	$0.73	$0.85	$0.58

Diluted	$0.71	$0.82	$0.50

Weighted average ordinary shares outstanding:
Basic	37,473,442	35,722,300	8,822,169

Diluted	38,551,860	37,139,839	10,084,580

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A, B and C Redeemable Convertible Preferred Shares		Ordinary Shares		Deferred Shares		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Share- holders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value	Shares	Par Value
Balances at December 31, 2011	34,634,734	$130,839	1,497,150	$20	2,230,330	$29	$2,017	$560	$(113,691)	$(111,065)
Share-based compensation	—	—	—	—	—	—	2,422	—	—	2,422
Accretion of redeemable convertible preferred shares to redemption value	—	335	—	—	—	—	(335)	—	—	(335)
Exercises of stock options for ordinary shares	—	—	184,335	4	—	—	301	—	—	305
Excess tax benefits from share-based awards	—	—	—	—	—	—	(266)	—	—	(266)
Issuance of ordinary shares in initial public offering, net of offering costs	—	—	6,250,000	121	—	—	93,192	—	—	93,313
Conversion of redeemable convertible preferred shares to ordinary shares	(34,634,734)	(131,174)	26,653,383	515	—	—	130,659	—	—	131,174
Issuance of deferred shares	—	—	—	—	4	—	—	—	—	—
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	—	—	—	66	—	66
Net income	—	—	—	—	—	—	—	—	5,408	5,408

Balances at December 31, 2012	—	—	34,584,868	660	2,230,334	29	227,990	626	(108,283)	121,022
Share-based compensation	—	—	—	—	—	—	7,470	—	—	7,470
Exercises of stock options for ordinary shares	—	—	1,424,273	29	—	—	5,488	—	—	5,517
Excess tax benefits from share-based awards	—	—	—	—	—	—	3,813	—	—	3,813
Issuance of ordinary shares in secondary public offering, net of offering costs	—	—	1,000,000	20	—	—	32,040	—	—	32,060
Issuance of ordinary shares under employee stock purchase plan	—	—	14,640	—	—	—	283	—	—	283
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	—	—	—	1,186	—	1,186
Net income	—	—	—	—	—	—	—	—	30,457	30,457

Balances at December 31, 2013	—	—	37,023,781	709	2,230,334	29	277,084	1,812	(77,826)	201,808
Share-based compensation	—	—	—	—	—	—	13,207	—	—	13,207
Exercises of stock options for ordinary shares	—	—	608,620	12	—	—	2,832	—	—	2,844
Issuance of ordinary shares for settlement of restricted stock units	—	—	332,502	6	—	—	(6)	—	—	—
Shares withheld related to net settlement of restricted stock units	—	—	(125,534)	(2)	—	—	(4,187)	—	—	(4,189)
Excess tax benefits from share-based awards	—	—	—	—	—	—	12,973	—	—	12,973
Issuance of ordinary shares under employee stock purchase plan	—	—	36,446	—	—	—	949	—	—	949
Cancellation of deferred shares	—	—	—	—	(2,230,334)	(29)	29	—	—	—
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	—	—	—	(2,782)	—	(2,782)
Net income	—	—	—	—	—	—	—	—	27,475	27,475

Balances at December 31, 2014	—	$—	37,875,815	$725	—	$—	$302,881	$(970)	$(50,351)	$252,285

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$27,475	$30,457	$5,408
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0	(2,782)	1,186	66

Total comprehensive income (loss)	(2,782)	1,186	66

Comprehensive income	$24,693	$31,643	$5,474

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$27,475	$30,457	$5,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,492	12,994	9,547
Amortization of capitalized in-vehicle devices owned by customers	1,123	960	668
Amortization of intangible assets	2,562	2,290	2,332
Amortization of deferred commissions, other deferred costs and debt discount	8,233	6,961	4,986
Provision for (benefit from) deferred tax assets	(8,938)	866	6,528
Provision for accounts receivable allowances	2,413	1,601	1,509
Unrealized foreign currency transaction (gain) loss	(931)	1,085	38
Loss on disposal of property and equipment and other assets	1,740	3,086	2,182
Share-based compensation	13,207	7,470	2,422
Excess (reversal of) tax benefits from share-based awards	(12,973)	(3,813)	266
Loss on extinguishment of debt, non-cash portion	—	—	405
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	895	(12,955)	(4,979)
Prepaid expenses and other current and long-term assets	3,758	(11,526)	(11,630)
Accounts payable, accrued expenses and other current liabilities	7,918	10,726	963
Accrued income taxes	1,075	(12,465)	(3,266)
Deferred revenue	2,694	4,174	(489)

Net cash provided by operating activities	71,743	41,911	16,890

Cash flows from investing activities:
Purchases of property and equipment	(37,080)	(34,173)	(25,221)
Capitalization of internal-use software costs	(3,777)	(2,225)	(883)
Proceeds from sale of property and equipment	41	—	—
Payment for business acquired, net of cash acquired	(2,274)	(6,786)	—
Net decrease in restricted cash	64	—	528

Net cash used in investing activities	(43,026)	(43,184)	(25,576)

Cash flows from financing activities:
Proceeds from (payments of) Term Loan	—	(938)	23,549
Proceeds from exercise of stock options	2,844	5,517	305
Taxes paid related to net share settlement of equity awards	(4,108)	—	—
Proceeds from borrowings under Revolving Credit Facility	—	—	8,286
Payments of borrowings under Revolving Credit Facility	—	—	(8,286)
Proceeds from initial public offering, net of offering costs	—	—	94,667
Proceeds from secondary public offering, net of offering costs	—	32,060	—
Excess (reversal of) tax benefits from share-based awards	12,973	3,813	(266)
Payments of Senior Secured Notes	—	—	(17,500)
Payments of previously accrued initial public offering costs	—	(1,355)	—
Payments of capital lease obligations	(833)	(437)	(369)
Payments of notes payable	(620)	—	—

Net cash provided by financing activities	10,256	38,660	100,386

Effect of exchange rate changes on cash	(744)	(303)	(228)

Net increase (decrease) in cash	38,229	37,084	91,472
Cash, beginning of period	137,171	100,087	8,615

Cash, end of period	$175,400	$137,171	$100,087

Supplemental disclosure of cash flow information:
Cash paid for interest	$654	$1,262	$1,913
Cash paid (refunds received) for income taxes	$1,375	$4,555	$1,841
Supplemental disclosure of non-cash financing and investing activities:
Accretion of redeemable convertible preferred shares to redemption value	$—	$—	$335
Acquisition of property and equipment and software through capital leases and notes payable	$3,092	$427	$31
Additions to property and equipment included in accounts payable and accrued expenses at the balance sheet dates	$1,694	$1,416	$2,173
Initial public offering costs included in accounts payable at the balance sheet dates	$—	$—	$1,354
Issuance of ordinary shares under employee share purchase plan	$949	$283	$—

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

The Company is a leading global provider of mobile workforce solutions delivered as software-as-a-service (“SaaS”). Its mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. The Company offers intuitive, cost-effective Web-based and mobile solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. An integrated, full-featured mobile workforce management product provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. New customers for the Company’s SaaS offerings typically enter into initial 36-month, non-cancelable subscription agreements for fleet management solutions and 12-month non-cancelable subscription agreements for field service management solutions, with amounts generally billed and due monthly; however, some customers prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a prepayment discount that is reflected in the pricing of the contract.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingencies at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the estimated average customer relationship period that is used for recognizing the deferred revenue of up-front fees and for amortizing the related deferred costs of in-vehicle devices, the valuation of accounts receivable reserves and share-based awards, the assessment of amounts qualifying for capitalization as internal-use software, the valuation of assets and liabilities acquired in business combinations, the useful lives of intangible assets and property and equipment, and the accounting for income taxes, including uncertain tax positions and the valuation of net deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ materially from the Company’s estimates.

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

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of December 31, 2014 and 2013, the Company had no assets or liabilities that would be classified under this fair value hierarchy.

Restricted Cash

The Company is a party to various credit card and merchant services agreements under which it has pledged a continuing security interest in related deposit accounts in order to secure payment and performance of its obligations under the agreements. These restrictions may be lifted by the Company at will by canceling the agreements or reducing the lines of credit under these agreements. As of December 31, 2013, $64 had been classified as restricted cash in the consolidated balance sheets related to these arrangements. In 2014, the Company discontinued the use of certain company issued credit cards, which eliminated the requirement of the $64 restricted cash balance.

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

Concentration of Credit Risk and of Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although the Company maintains its cash balances with accredited financial institutions, the Company had substantially all cash balances at financial institutions without or in excess of federally insured limits at December 31, 2014 and 2013. The Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

No individual customer accounted for more than 10% of total subscription revenue for the years ended December 31, 2014, 2013, and 2012, and no individual customer accounted for more than 10% of net accounts receivable at December 31, 2014, 2013, and 2012.

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

For in-vehicle devices of which the Company retains ownership after they are installed in a customer’s fleet, the cost of the in-vehicle devices (including installation and shipping costs) is capitalized as property and equipment. The Company depreciates these costs over the minimum estimated useful life of the devices or over the estimated average customer relationship period, which are both currently six years, beginning upon completion of installation. Related depreciation expense is recorded in cost of subscription revenue. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the in-vehicle device, the carrying value of the asset is depreciated in full with expense immediately recorded as cost of subscription revenue. Before installation in a customer’s fleet, in-vehicle devices of which the Company retains ownership are recorded within property and equipment (referred to as In-vehicle devices—uninstalled), but are not depreciated. Furthermore, due to the decommissioning of one of our primary network wireless providers’ 2G network, during 2014 we began capitalizing the cost of the replacement units in accordance with the capitalization for in-vehicle device costs accounting policy previously disclosed. Any remaining net book value of the replaced 2G units will be fully depreciated at the time of replacement with the 3G units.

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

Internal-Use Software

Research and development costs are expensed as incurred, except for certain costs which are capitalized in connection with the development of its internal-use software and website. These capitalized costs are primarily related to the application software that is hosted by the Company and accessed by its customers through the Company’s website. In addition, the Company capitalizes certain general and administrative costs related to the customization and development of our internal business systems.

Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of property and equipment and are amortized on a straight-line basis over an estimated useful life of three years.

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

Definite-lived intangible assets subject to amortization include customer relationships, trademarks, acquired developed technology, and a patent for the Company’s vehicle tracking system. Intangible assets acquired in a business combination are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on a straight-line method or based on the pattern over which the Company expects to consume the economic benefit of each asset, which in general reflects the expected cash flows from each asset. The patent is amortized over its useful life of 20 years on a straight-line basis, as the pattern of consumption of the economic benefit of the asset cannot be reliably determined.

Impairment of Goodwill and Long-Lived Assets

Goodwill is tested for impairment annually or more frequently if events or circumstances occur that indicate an impairment may exist. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the Company’s use of the acquired assets in a business combination or the strategy for its overall business, and significant negative industry or economic trends. The Company performs its annual assessment for impairment of goodwill on October 31 and has determined it has a single reporting unit for testing goodwill for impairment. For purposes of assessing potential impairment, the Company first estimates the fair value of the reporting unit (based on the fair value of the Company’s outstanding ordinary shares) and compares that amount to the carrying value of the reporting unit (as reflected by the total carrying values of the Company’s shareholders’ equity. If the Company determines that the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the goodwill is determined in the same manner used to determine the amount of goodwill in a business combination. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of

December 31, 2014 and 2013, and it was substantially in excess of the carrying value of the reporting unit at each date. No goodwill impairment charges were recorded during the years ended December 31, 2014, 2013, and 2012.

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

Subscription Revenue Recognition

The Company provides access to its software through subscription arrangements whereby the customer is charged a per subscribed-vehicle fee for access for a specified term. Subscription agreements contain multiple service elements and deliverables, including installation of in-vehicle devices, access to the Company’s on-demand software via its website, and support services delivered over the term of the arrangement. Agreements do not provide customers the right to take possession of the software at any time. The Company has determined that the elements of its subscription agreements do not have value to the customer on a standalone basis. As a result, the multiple elements within the subscription agreements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for all fees received under its subscription agreements as a single unit of accounting and, except for any up-front fees, recognizes the total fee amount ratably on a daily basis over the term of the subscription agreement. The Company only commences recognition of revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectibility is deemed reasonably assured, and recurring services have commenced. The Company’s initial subscription agreements typically have contract terms of 36 months for fleet management customers and 12 months for field service management customers.

For the limited number of customer arrangements in which title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device, the Company receives an up-front fee from the customer. As the in-vehicle devices do not have value to the customer on a standalone basis, the delivery or installation of the in-vehicle devices does not represent the culmination of a separate earning process associated with the payment of the up-front fee. Accordingly, the Company records the amount of the up-front fee as deferred revenue upon invoicing and recognizes that amount as revenue ratably on a daily basis over the estimated average customer relationship period of six years, which is longer than the typical subscription agreement term of 36 months. If a customer permanently ceases use of the Company’s subscription service at any point when a balance of deferred revenue from this up-front payment exists, the Company recognizes the remaining balance of the deferred revenue in the period of notification. Changes in the typical customer contractual term, customer behavior, competition or economic conditions could affect the Company’s estimates of the average customer relationship period. The Company reviews the estimated average customer relationship period on an annual basis and accounts for changes prospectively. In the majority of its sales transactions, the Company retains ownership of the in-vehicle device, and consequently the Company does not sell the device to the customer.

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

Commission costs capitalized during the years ended December 31, 2014 and 2013 totaled $11,995 and $8,945, respectively. Amortization of deferred commissions totaled $8,175, $6,119 and $4,693 for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $15,496 and $11,747 as of December 31, 2014 and 2013, respectively. Foreign exchange differences also contribute to changes in the net amount of these deferred commission costs.

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

Costs of in-vehicle devices owned by customers that were capitalized during the years ended December 31, 2014 and 2013 totaled $149 and $402, respectively. Amortization of these capitalized costs totaled $1,123, $960, and $668 for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Capitalized costs related to these in-vehicle devices of which title has transferred to customers, net of amortization, are included in other current and long-term assets in the consolidated balance sheets which totaled $2,398 and $3,782 as of December 31, 2014 and 2013, respectively.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company has subsidiaries in the United States, Ireland, the United Kingdom, Australia, Mexico, Italy and the Netherlands. The functional currency for each of the Company’s subsidiaries is the local currency. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues from customers and expenses incurred are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. For the years ended December 31, 2014 and 2013, the Company recorded currency translation gains (losses) of $(2,782) and $1,186, respectively, as foreign currency translation adjustments within shareholders’ equity (deficit).

The Company also incurs transaction gains and losses resulting from intercompany transactions of a short-term nature as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any resulting transaction gains or losses are recorded as foreign currency transaction gain (loss) in the consolidated statements of operations. Net foreign currency transaction gains (losses) of $832, $(1,139), and $(24) were recorded for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company has share-based employee compensation plans which are described more fully in Note 15 to these consolidated financial statements.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $18,864, $11,097 and $6,471 for the years ended December 31, 2014, 2013 and 2012, respectively, and was included in sales and marketing expense in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in shareholders’ deficit that are excluded from net income (loss). For the years ended December 31, 2014, 2013 and 2012, the only item qualifying as other comprehensive income (loss) was foreign currency translation. For purposes of comprehensive income (loss) computations, the Company does not record income tax provisions or benefits for foreign currency translation adjustments as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries in the United States and the United Kingdom. As of December 31, 2014, the Company’s material foreign subsidiaries in the United States and the United Kingdom had no undistributed earnings.

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

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The Company adopted this standard in 2014, and it did not have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 addresses a parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of this guidance is to resolve the diversity in practice about the appropriate guidance to apply to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 provides that the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company adopted this standard in 2014, and it did not have a material effect on its consolidated financial position, results of operations or cash flows.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Deferred commission costs	$8,074	$6,122
Prepaid taxes/taxes receivable	1,588	2,438
Prepaid insurance	1,021	571
Prepaid software license fees and support	854	528
Capitalized costs of in-vehicle devices owned by customers	360	861
Prepaid subscription service fees	21	529
Rebate receivable	—	1,096
Other	1,461	1,530

Total	$13,379	$13,675

4. Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
In-vehicle devices—installed(1)	$108,181	$96,431
In-vehicle devices—uninstalled	5,541	4,550
Computer equipment	10,065	6,645
Internal-use software	7,815	4,806
Furniture and fixtures	1,981	1,873
Leasehold improvements	2,477	1,813

Total property and equipment	154,315	116,118
Less: Accumulated depreciation and amortization(1)	(56,326)	(54,386)

Property and equipment, net	$79,734	$61,732

(1)	During the year ended December 31, 2014, the Company removed $18,254 of fully depreciated in-vehicle devices no longer in service.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2014, 2013, and 2012 totaled $21,492, $12,994, and $9,547, respectively, of which $19,416, $11,684, and $8,744 was recorded in cost of subscription revenue related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remainder was included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $61,804 and $48,373 at December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, the Company capitalized costs of $3,777 and $2,225, respectively, associated with the development of its internal-use software related to its on-demand software accessed by customers via its website as well as customization and development of its internal business systems.

Amortization expense of the internal-use software totaled $1,245, $482, and $573 during the years ended December 31, 2014, 2013, and 2012, respectively. The carrying value of capitalized internal-use software was $5,235 and $3,192 as of December 31, 2014 and 2013, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of December 31, 2014 and 2013, the gross amount of assets under capital leases totaled $3,327 and $1,593, respectively, and related accumulated amortization totaled $1,459 and $874, respectively.

During the years ended December 31, 2014, 2013, and 2012, the Company expensed $1,739, $3,086, and $2,150, respectively, associated with the replacement of installed in-vehicle devices resulting from the Company’s proactive migration to the most recent technology and to a lesser degree a required replacement of those devices. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

5. Business Combinations

On May 23, 2014, Fleetmatics acquired all of the stock and equity interests of Florence, Italy-based KKT Srl (“KKT”), the developer of Routist, a SaaS-based, intelligent routing solution for businesses looking to optimize the utilization of their fleet and mobile resources, pursuant to a Quota Sale and Purchase Agreement (the “Purchase and Sale Agreement”). The total consideration of $2,295 consisted entirely of cash paid to acquire all of the assets of KKT and to assume a nominal amount of liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $1,501.

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

The estimated fair value of the intangible assets acquired as of the acquisition date was $3,038 with a useful life of three years. The acquired intangible assets consisted of developed technology and was valued using the cost of reproduction method. In November 2013, the Company recorded $65 as a purchase price adjustment resulting from a minimum working capital requirement pursuant to the Purchase and Sale Agreement. The $65 working capital adjustment has been reflected in the purchase price allocation table above.

The results of Connect2Field have been included in the consolidated financial statements from the acquisition date of August 1, 2013. The results of Connect2Field were not included in pro forma combined historical results of operation of the Company as they are not material.

6. Goodwill and Intangible Assets

As of December 31, 2014 and 2013, the carrying amount of goodwill was $30,207 and $28,706, respectively, and resulted from the acquisition of KKT in May 2014, Connect2Field in August 2013 and SageQuest in July 2010. The Company completed its annual impairment test of goodwill on October 31, 2014. No impairment of goodwill was recorded during the years ended December 31, 2014, 2013 and 2012.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$28,706	$24,879
Acquisition of Connect2Field	—	3,827
Acquisition of KKT	1,501	—

Total	$30,207	$28,706

Intangible assets consisted of the following as of December 31, 2014 and 2013, with gross and net amounts of foreign currency-denominated intangible assets reflected at December 31, 2014 and 2013 exchange rates, respectively:

	December 31, 2014
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(7,471)	$3,629
Acquired developed technology	5,506	(2,822)	2,684
Trademarks	400	(387)	13
Patent	219	(85)	134

Total	$17,225	$(10,765)	$6,460

	December 31, 2013
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(6,155)	$4,945
Acquired developed technology	4,338	(1,724)	2,614
Trademarks	400	(359)	41
Patent	248	(83)	165

Total	$16,086	$(8,321)	$7,765

Amortization expense related to intangible assets was $2,562, $2,290 and $2,332 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense of $1,218, $631 and $383 for the years ended December 31, 2014, 2013 and 2012, respectively, was included in the cost of subscription revenues in the consolidated statements of operations, and amortization expense of $1,344, $1,659 and $1,949 for the years ended December 31, 2014, 2013 and 2012, respectively, was included in sales and marketing expense in the consolidated statements of operations.

The estimated future amortization expense of intangible assets as of December 31, 2014 is as follows:

Years Ending December 31,
2015	$2,565
2016	1,915
2017	869
2018	572
2019	466
Thereafter	73

Total	$6,460

7. Other Assets

Other assets (non-current) consisted of the following as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Deferred commission costs	$7,423	$5,625
Capitalized costs of in-vehicle devices owned by customers	2,037	2,921
Other	1,369	853

Total	$10,829	$9,399

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Accrued payroll and related expenses	$10,862	$7,720
Accrued professional fees	3,137	1,782
Accrued income taxes	1,869	23
Accrued marketing expense	934	374
Accrued insurance expense	337	723
Accrued litigation settlements	—	758
Other	7,168	3,475

Total	$24,307	$14,855

9. Other Liabilities

Other liabilities (non-current) consisted of the following as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Accrued rent	$1,371	$1,281
Capital lease obligations	918	147
Deferred tax liabilities	—	2,460
Other	67	—

Total	$2,356	$3,888

10. Long-term Debt

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

The interest rate on the Term Loan and borrowings under the Revolving Credit Facility was either (a) LIBOR plus 3.5% per annum, but not less than 4.5% per annum, or (b) at the Company’s option, subject to certain conditions, base rate plus 2.5% per annum, but not less than 5.5% per annum. Principal due under the Term Loan was payable in quarterly installments commencing on December 31, 2012, with $313 due in 2012, $1,250 due in 2013, $1,406 due in 2014, $2,031 due in 2015, $2,500 due in 2016 and $17,500 due in 2017. All amounts borrowed under the revolving line of credit were due and payable on May 10, 2017. Borrowings under the Senior Secured Credit Facility required a 1% prepayment penalty if the facility was terminated within the first twelve months of the agreement.

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

Amended Revolving Credit Facility

On November 29, 2013, Fleetmatics entered into an amendment to the existing Senior Secured Credit Facility with Wells Fargo Capital Finance, LLC (the “Credit Facility Amendment”). The Credit Facility Amendment replaced the $25,000 term loan (the “Term Loan”) and the $25,000 revolving line of credit with a $50,000 revolving line of credit (the “Amended Revolving Credit Facility”). As of December 31, 2013, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility, which were used to pay down the remaining unpaid principal balance of the Term Loan. As a result of the repayment of the Term Loan in November 2013, the Company recorded as interest expense the unamortized debt discount of $426 and a $158 reduction of debt issuance costs. Amortization amounts recognized as interest expense on the remaining debt issuance costs for the year ended December 31, 2014 totaled $45.

The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. The Company was in compliance with all such covenants as of December 31, 2014 and 2013. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As of December 31, 2014, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility.

11. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
Ireland	$26,520	$16,975	$7,561
Foreign	8,943	9,379	1,754

Income before income taxes	$35,463	$26,354	$9,315

The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
Current tax provision (benefit):
Ireland taxes	$3,620	$2,647	$1,746
Foreign taxes	12,952	(9,360)	(1,829)

Total current tax provision (benefit)	16,572	(6,713)	(83)

Deferred tax provision (benefit):
Ireland taxes	$(375)	$(80)	$79
Foreign taxes	(8,209)	2,690	3,911

Total deferred tax provision (benefit)	(8,584)	2,610	3,990

Total provision for (benefit from) income taxes	$7,988	$(4,103)	$3,907

A reconciliation of the Ireland statutory corporate income tax rate of 12.5% to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Ireland statutory corporate income tax rate	12.5%	12.5%	12.5%
Income (loss) of Irish non-trading entities	—	(0.5)	(9.9)
Foreign rate differential	6.6	9.0	5.1
Uncertain tax positions	4.7	(40.4)	14.8
Change in deferred tax asset valuation allowance	(0.5)	0.8	17.2
Permanent differences	1.9	2.9	3.5
Tax credits	(2.0)	(3.1)	(3.9)
Deferred charge on intercompany transaction	—	2.7	3.5
Other differences	(0.7)	0.5	(0.9)

Effective income tax rate	22.5%	(15.6)%	41.9%

The Company’s effective income tax rate for the years ended December 31, 2014 and 2013 was 22.5% and (15.6)%, respectively, on pre-tax income of $35,463 and $26,354, respectively. The Company’s effective tax rate for the year ended December 31, 2014 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland. The Company’s effective tax rate for the year ended December 31, 2013 was lower than the statutory Irish rate of 12.5% due primarily to the net reversal of $10.6 million of reserves for uncertain tax positions along with related interest and penalties due to the expiration of a statute of limitations in the United States and Ireland research and development tax credits. The Company’s effective tax rate for the year ended December 31, 2012 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with its uncertain tax positions and an increase in the valuation allowance for deferred tax assets related to certain Irish net operating loss carryforwards. The increase associated with these items was partially offset by the release of reserves for uncertain tax positions due to the expiration of a statute of limitations in the United Kingdom, and to research and development credits earned in Ireland.

The components of net deferred tax assets and the related valuation allowance were as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$6,729	$8,694
Deferred revenue	4,955	3,165
Accrued expenses	1,311	736
Reserves and allowances	2,575	2,742
Share-based compensation	4,678	2,487
Other	389	512

Total deferred tax assets	20,637	18,336

Deferred tax liabilities:
Acquired intangible assets	(1,274)	(1,761)
Depreciation and amortization	(2,603)	(8,225)

Total deferred tax liabilities	(3,877)	(9,986)

Valuation allowance	(2,949)	(3,023)

Net deferred tax assets	$13,811	$5,327

As a result of certain realization requirements of Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”), the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2014, and December 31, 2013, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Windfall benefits used to reduce the 2014 and 2013 current taxes payable were $12,973 and $3,813, respectively. The Company uses tax law ordering when determining when excess tax benefits have been realized.

As of December 31, 2014 and 2013, the Company had net operating loss carryforwards in the United States of approximately $21,900 and $32,431, respectively, available to reduce future federal taxable income and had approximately $6,527 and $5,938, respectively, available to reduce future state taxable income. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2014 are $8,461 and for 2013 are $20,352.

The federal net operating loss carryforwards will expire from 2026 through 2033, and the state net operating loss carryforwards will expire from 2020 through 2033. Under certain circumstances, the utilization of these net operating loss carryforwards on an annual basis may be limited under U.S. tax law.

As of December 31, 2014 and 2013, the Company had net operating loss carryforwards in Ireland of approximately $10,323, available to reduce future taxable income. These net operating loss carryforwards may be carried forward indefinitely, but utilization is limited to the same entity and trades that generated the losses.

As of December 31, 2014 and 2013, the Company had net operating loss carryforwards in the United Kingdom of approximately $1,797 and $4,113, respectively, available to reduce future taxable income. These net operating loss carryforwards may be carried forward indefinitely. Windfalls included in the United Kingdom net operating loss carryforwards but not reflected in deferred tax assets for 2014 and 2013 are $231 and $1,434, respectively.

As of December 31, 2014 and 2013, the Company’s net deferred tax asset balances of $13,811 and $5,327, respectively, are primarily related to the Company’s U.S. operations. The Company has concluded, based on the weight of available evidence, that those net deferred tax assets are more likely than not to be realized in the future.

As of December 31, 2014, the Company had recorded a valuation allowance of $2,581 and $368 against certain net deferred tax assets in Ireland and Australia, respectively, because the Company believes that it is not more likely than not that the tax assets, which consist principally of net operating loss carryforwards, will be realized. The utilization of the losses in Ireland is limited to certain types of income being generated by the Company. As of December 31, 2013, the Company had recorded a valuation allowance of $2,581, $403, and $39 against its net deferred tax assets in Ireland, Australia, and Mexico, respectively, because the Company believes that it is not more likely than not that the tax assets, which consist principally of net operating loss carryforwards, will be realized. The utilization of the losses in Ireland is limited to certain types of income being generated by the Company.

In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. As of December 31, 2014, the Company and its material subsidiaries remain subject to examination in the United States for tax years 2011 through 2014, in Ireland for tax years 2009 through 2014, and in the United Kingdom for tax years 2010 through 2014.

As of December 31, 2014 and 2013, the Company had recorded liabilities for unrecognized tax benefits of $429 and $195, respectively. During the years ended December 31, 2014 and 2013, the Company recorded as part of its provision for income taxes $859 and $866, respectively, of interest and penalties related to its unrecognized tax benefits. Accrued income taxes (non-current) recorded in the Company’s consolidated balance sheets as of December 31, 2014 and 2013, of $3,164 and $2,094, respectively, consisted of the liabilities recorded for unrecognized tax benefits of $429 and $195, respectively, as well as accrued interest and penalties totaling $2,735 and $1,899, respectively.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits, including those that were recorded against related deferred tax assets rather than as liabilities, but excluding amounts for accrued interest and penalties, is as follows:

(in thousands)
Unrecognized tax benefits at January 1, 2013	$12,775
Additions based on tax positions of current year	223
Reductions based on lapse of statute of limitations	(11,718)

Unrecognized tax benefits at December 31, 2013	1,280
Additions based on tax positions of current year	1,110
Reductions based on lapse of statute of limitations	(66)

Unrecognized tax benefits at December 31, 2014	$2,324

As of December 31, 2014 and 2013, there were $2,324 and $1,280, respectively, of unrecognized tax benefits that, if recognized, would affect the Company’s provision for income taxes. These amounts include unrecognized tax benefits recorded against related deferred tax assets as well as those recorded as liabilities in the consolidated balance sheets. It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $1,002. This is primarily due to statute of limitations expiring for the recognition of these tax benefits of one of the Company’s non-Irish subsidiaries in 2015.

As of December 31, 2014, the Company’s material foreign subsidiaries in the United States and the United Kingdom had no undistributed earnings.

12. Redeemable Convertible Preferred Shares

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

Conversion

Each preferred share was convertible at the option of the holder at any time and all preferred shares mandatorily convert upon the vote of a majority of the holders of Preferred Shares, voting together as a single class on a fully converted basis. Each share of Preferred Shares was convertible into the number of fully paid ordinary shares as determined by dividing the respective Preferred Shares Original Issue Price by the conversion price in effect at the time. The conversion prices of the Series A preferred shares at issuance was $5.904116 and as of December 31, 2010 and 2011 was $4.209375. The conversion price of the Series B preferred shares at issuance and as of December 31, 2010 and 2011 was $4.635. The conversion price of the Series C preferred shares at issuance and as of December 31, 2010 and 2011 was $5.25. The Preferred Shares conversion prices were subject to adjustment in accordance with the Company’s Articles of Association for subsequent stock dividends, stock splits and other recapitalizations. In addition, the Articles of Association include a provision that provides for a reduction in the conversion price if there were subsequent issuances of ordinary shares for consideration per share less than the conversion price, which the Company refers to as the Conversion Price Protection provision.

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

13. Deferred Shares

Deferred shares are non-voting, non-redeemable shares and carry no rights other than a lowest-priority right to share in the capital of the Company upon a winding-up or liquidation. The deferred shares were issued by the Company in order to ensure compliance with an Irish law requirement that no more than 90% of the issued share capital is redeemable and serve no other purpose.

In July 2008, the Company authorized 100,000,215,088 deferred shares with a par value of €0.00000001 per share. At the same time, the Company issued 705,658 deferred shares in lieu of fractional shares to the holders of ordinary shares who converted their ordinary shares into Series A preferred shares (see Note 12). Shortly after, upon the closing of the Series A preferred shares transaction, the 705,658 deferred shares were transferred back to the Company for no consideration. For both the issuance and the reacquisition, the Company ascribed no value to these deferred shares considering that they are non-voting, non-redeemable shares and carry no rights other than a lowest-priority right to share in the capital of the Company upon a winding-up or liquidation, and that they were transferred back to the Company for no consideration.

In July 2010, in connection with the issuance of Series B preferred shares (see Note 12), the Company converted 100,000,000,000 authorized and unissued deferred shares into 100,000 authorized ordinary shares and canceled the remaining 215,088 authorized and unissued deferred shares. As a result, authorized and issued deferred shares were reduced to zero and authorized and unissued ordinary shares were increased by 100,000 shares.

In November 2010, in connection with the issuance of the Series C preferred shares (see Note 12), the Company converted 2,230,330 authorized and unissued ordinary shares into 2,230,330 deferred shares with a par value of €0.01 per share. As a result, 2,230,330 deferred shares with a par value of €0.01 per share were authorized. These deferred shares were issued to the majority shareholder of the Company. The Company ascribed a value of $29 to the deferred shares issued, representing their aggregate par value, considering that they are non-voting, non-redeemable shares and carry no rights other than a €22 (or $29) lowest-priority right to share in the capital of the Company upon a winding-up or liquidation.

14. Ordinary Shares

Each holder of ordinary shares is entitled to one vote per share. The holders of ordinary shares are not entitled to receive dividends unless declared by the Board of Directors. The voting, dividend and liquidation rights of the holders of ordinary shares are subject to and qualified by the rights and preferences of the holders of the Preferred Shares. No dividends have been declared through December 31, 2014.

On October 11, 2012, the Company completed the initial public offering of its ordinary shares, which resulted in the issuance and sale of 6,250,000 ordinary shares by the Company and the sale of 2,734,375 ordinary shares by selling shareholders at a price of $17.00 per ordinary share. The Company received net proceeds from the initial public offering of $93,313, based upon the initial public offering price of $17.00 per ordinary share and after deducting underwriting discounts and commissions and offering costs paid by the Company. The Company received no proceeds from the sale of ordinary shares by the selling shareholders. Upon the closing of the Company’s initial public offering, all of the Company’s outstanding redeemable convertible preferred shares converted into 26,653,383 ordinary shares.

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

15. Share-Based Awards

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

2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted and the Company’s shareholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, restricted stock units and cash-based awards at an exercise price no less than the fair market value per share of the Company’s ordinary shares on the grant date and with a maximum term of seven years. These awards may be granted to the Company’s employees and non-employee directors. The Company initially reserved 666,667 ordinary shares for issuance under the 2011 Plan. On May 9, 2012, the Company’s Board of Directors and shareholders increased the number of ordinary shares reserved for issuance under the 2011 Plan from 666,667 to 1,166,667, and on September 18, 2012, the Company’s Board of Directors and shareholders increased the number of ordinary shares reserved for issuance under the 2011 Plan by 466,667 shares from 1,166,667 to 1,633,334. On July 18, 2013, the Company’s Board of Directors approved and adopted an amendment and restatement to the 2011 Plan (the “Amended and Restated 2011 Plan”) and recommended that the Amended and Restated 2011 Plan be submitted to the Company’s shareholders for approval at the Company’s annual general meeting held on August 19, 2013. The Company’s shareholders approved the Amended and Restated 2011 Plan on August 19, 2013. The authorized number of ordinary shares reserved for issuance under the Amended and Restated 2011 Plan increased from 1,633,334 to 1,883,334 and the number of shares reserved and available for issuance under the Amended and Restated 2011 Plan automatically increases each February 1, beginning in 2014, by an amount equal to the lesser of (i) 4.75% of the number of ordinary shares issued and outstanding on the immediately preceding January 31 or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. In addition, per the terms of the 2011 Plan, ordinary shares previously reserved for issuance under the 2004 Plan that are not needed to fulfill the Company’s obligations for awards as a result of cancelation, forfeiture, expiration or net issuances of awards are to be added to the number of shares available for issuance under the 2011 Plan. In February 2014, pursuant to the terms of the 2011 Plan, the number of ordinary shares reserved for issuance under the 2011 Plan automatically increased by 1,761,450 shares from 1,883,334 to 3,644,784, calculated as 4.75% of the January 31, 2014 ordinary shares issued and outstanding. In February 2015, pursuant to the terms of the 2011 Plan, the number of ordinary shares reserved for issuance under the 2011 Plan automatically increased by 1,800,126 shares from 3,644,784 to 5,444,910, calculated as 4.75% of the January 31, 2015 ordinary shares issued and outstanding.

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

Stock Option Valuation

The fair value of each share option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected term has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, which represents the average of the contractual term and the weighted average vesting period of the options. Expected volatility has been based on the historical volatility of the Company’s publicly traded peer companies as the Company has historically been a private company and lacks company-specific historical and implied volatility information. Expected dividend yield was based on the Company’s expectation of not paying cash dividends in the foreseeable future. The Company did not grant any stock options in the years ended December 31, 2014 and 2013. The assumptions used to determine the fair value of stock options granted in the year ended December 31, 2012 are as follows, presented on a weighted average basis:

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

As required by the 2004 Plan and the 2011 Plan, the exercise price for awards granted is not to be less than the fair market value of ordinary shares as estimated by the Company’s Board of Directors as of the date of grant. Prior to the Company’s October 2012 IPO, the Company valued its ordinary shares by taking into consideration the most recently available valuation of ordinary shares performed by management and the Board of Directors as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. In December 2010 and during the first half of 2011, the Board of Directors granted stock options for the purchase of 1,798,611 and 35,667 ordinary shares, respectively, with a weighted average exercise price of $3.08 per share based on its determination of the value of ordinary shares. In November 2010, certain holders of the ordinary shares converted 10,193,347 ordinary shares into Series C convertible preferred shares on a 1-for-1.5 basis and immediately sold those preferred shares to an outside investor at $3.50 per share (see Note 12). Based on this transaction and solely for the purposes of accounting for share-based compensation for financial statement purposes, in mid-2011, the Company reassessed the fair value of its ordinary shares and determined it to be $5.25 per share as of November 2010 (and through June 2011). As a result, the grant-date fair value of each of the awards granted in December 2010 and in the first half of 2011 was revalued to reflect an underlying ordinary share fair value of $5.25. The difference between the original estimated fair value of $3.08 and the reassessed fair value of $5.25 of the Company’s ordinary shares resulted in an increase of $3,174 and $63 in the aggregate fair value of stock options granted in December 2010 and in first six months of 2011, respectively, which is being and will continue to be recorded as additional compensation expense in the consolidated statements of operations over the requisite service periods of between one and four years.

Stock Option Activity

Stock option activity during the years ended December 31, 2013 and 2014:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Years)
Outstanding at December 31, 2012	2,957,515	$4.66	4.2	$60,383
Granted	—	$—
Exercised	(1,424,273)	$3.87
Forfeited and canceled	(55,419)	$7.45

Outstanding at December 31, 2013	1,477,823	$5.36	4.3	$55,989
Granted	—	$—
Exercised	(608,620)	$4.67
Forfeited and canceled	(18,956)	$9.67

Outstanding at December 31, 2014	850,247	$5.76	3.5	$25,274

Vested and expected to vest at December 31, 2014	842,745	$5.73	3.5	$25,084

Exercisable at December 31, 2014	719,917	$5.03	3.4	$21,926

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s ordinary shares closing price of $35.49 and $43.25 as of December 31, 2014 and 2013, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was $18,200 and $41,075, respectively.

The unrecognized compensation expense associated with stock options outstanding at December 31, 2014 and 2013 was $497 and $2,073, respectively, which is expected to be recognized over weighted average periods of 1.3 years and 1.6 years, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded realized excess tax benefits from the exercises of stock options of $12,973, $3,813 and $(266), respectively, within shareholders’ equity.

Restricted Stock Unit Awards

During the year ended December 31, 2014, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 532,001 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 353,500 ordinary shares with a grant-date fair value of $31.40. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ended on December 31, 2014. Related to these PSUs, as of December 31, 2014, options for the purchase of 222,609 ordinary shares were expected to vest as a result of achieving the specified performance targets. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Year Ended December 31,
	2014	2013	2012
Cost of subscription revenue	$707	$395	$136
Sales and marketing	4,751	2,586	921
Research and development	1,946	1,069	187
General and administrative	5,803	3,420	1,178

Total	$13,207	$7,470	$2,422

16. Net Income per Share

Basic and diluted net income per share attributable to ordinary shareholders was calculated as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Basic net income per share:
Numerator:
Net income	$27,475	$30,457	$5,408
Accretion of redeemable convertible preferred shares to redemption value	—	—	(335)

Net income	$27,475	$30,457	$5,073

Denominator:
Weighted average ordinary shares outstanding—basic	37,473,442	35,722,300	8,822,169

Net income per share—basic	$0.73	$0.85	$0.58

Diluted net income per share:
Numerator:
Net income	$27,475	$30,457	$5,408
Accretion of redeemable convertible preferred shares to redemption value	—	—	(335)

Net income—diluted	$27,475	$30,457	$5,073

Denominator:
Weighted average ordinary shares outstanding—basic	37,473,442	35,722,300	8,822,169
Dilutive effect of ordinary share equivalents	1,078,418	1,417,539	1,262,411

Weighted average ordinary shares outstanding—diluted	38,551,860	37,139,839	10,084,580

Net income per share—diluted	$0.71	$0.82	$0.50

Stock options for the purchase of 203,170 weighted average shares were excluded from the computation of diluted net income per share attributable to ordinary shareholders for the year ended December 31, 2012 because those options had an antidilutive impact due to their exercise prices being greater than the average fair value of the Company’s ordinary shares for that period.

17. Commitments and Contingencies

Lease Commitments

The Company leases its office space under non-cancelable operating leases, some of which contain payment escalations. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and records the difference between cash rent payments and rent expense recognized in the consolidated statements of operations as accrued rent within accrued expenses (current) and other liabilities (non-current). The Company also leases office equipment under operating leases that expire at various dates through 2015. At December 31, 2014, the accrued rent balance for office leases was $1,125, of which $149 was included in accrued expenses (current) and $976 was included in other long-term liabilities. At December 31, 2013, the accrued rent balance for office leases was $947, of which $125 was included in accrued expenses (current) and $822 was included in other long-term liabilities.

Total rent expense under these operating leases was approximately $3,439, $3,041 and $1,652 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also leases furniture and computer equipment under capital leases that expire at various dates through 2017.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2014 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
2015	$11,057	$830	$11,887
2016	6,607	663	7,270
2017	5,951	274	6,225
2018	2,330	—	2,330
2019	1,131	—	1,131
Thereafter	1,894	—	1,894

Total	$28,970	1,767	$30,737

Less amount representing interest		(90)

Present value of minimum lease payments		$1,677

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at December 31, 2014 totaled $1,148 due in the year ending December 31, 2015.

Purchase Commitments

As of December 31, 2014, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps and posted speed limits) and subscription fees for software services totaling $11,290, of which $6,161, $2,778 and $2,351 will become payable in the years ending December 31, 2015, 2016 and 2017, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2014 and 2013.

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

On May 19, 2014, Rothschild Location Technologies, LLC (“Rothschild”) filed a complaint against the Company (Rothschild Location Technologies, LLC v. Fleetmatics USA, LLC, Civil Action No. 14-635) in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 8,606,503, entitled “Device, System and Method for Remotely Entering, Storing and Sharing Addresses for a Positional Information Device.” The parties executed an agreement to settle the claims for an amount not material to the business of the Company and on December 1, 2014 Rothschild filed a notice of dismissal with the court dismissing the case with prejudice. All claims have now been paid pursuant to the settlement and the case is now closed.

On December 19, 2013, GPNE Corp. filed a complaint against the Company (GPNE Corp. v. Fleetmatics USA, LLC, Civil Action No. 13-2049) in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,555,267 entitled “Network Communication System Wherein a Node Obtains Resources For Transmitting Data By Transmitting Two Reservation Requests” (“the ’267 Patent”) and U.S. Patent No. 8,086,240 (“the ’240 patent”) entitled “Data Communication System Using A Reserve Request And Four Frequencies To Enable Transmitting Data Packets Which Can Include A Count Value And Termination Indication Information” (“the ’240 Patent”). On May 6, 2014, the parties filed a joint stipulation dismissing the ’267 patent with prejudice. On May 7, 2014, GPNE Corp. filed an amended complaint alleging that we infringed the ’240 patent and U.S. Patent No. 7,570,954, entitled “Communication System Wherein A Clocking Signal From A Controller, A Request From A Node, Acknowledgement Of The Request, And Data Transferred From The Node Are All Provided on Different Frequencies, Enabling Simultaneous Transmission Of These Signals” (“the ’954 Patent”). In response to GPNE’s amended complaint, the Company denied infringement, asserted invalidity, and counterclaimed with state-law claims for tortious interference with business relations and unfair competition. On November 12, 2014, the parties filed a joint stipulation dismissing the ’240 patent with prejudice. As a result, of the three patents asserted by GPNE, only the ’954 patent currently remains in the litigation. GPNE Corp. seeks damages and not an injunction. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On August 14, 2012, a putative class action complaint was filed in the Sixth Judicial Circuit in Pinellas County, Florida, entitled U.S. Prisoner Transport, et al. v. Fleetmatics USA, LLC, et al., Case No. 1200-9933 CI-20. The Company removed the case to the United States District Court for the Middle District of Florida on September 13, 2012, U.S. Prisoner Transport, et al. v. Fleetmatics USA, LLC, et al., Case No. 8:12-CV-2079. The Company moved to dismiss the complaint on September 20, 2012. Plaintiffs filed an amended complaint on October 4, 2012 and changed the case caption to Brevard Extraditions, Inc., d/b/a U.S. Prisoner Transport, et al. v. Fleetmatics USA, LLC, et al. The Company moved to dismiss the amended complaint on October 18, 2012. The Court denied the Company’s motion to dismiss in part and granted it in part on September 27, 2013, and granted plaintiffs leave to file a second amended complaint. Plaintiffs filed a second amended complaint on October 11, 2013. The second amended complaint alleges essentially the same claims as previously alleged. On January 21, 2014, the parties executed an agreement to a settlement with class members for an aggregate of $525, which was subject to Court approval. On June 27, 2014, the court granted final approval of the settlement and dismissed the case with prejudice. All claims have now been paid pursuant to this settlement, and the case is now closed.

Management Services Agreement

The Company was party to a Management Services Agreement that required the Company to make payments of up to $15,000 through 2014 if certain performance targets were achieved (see Note 19). On August 20, 2012, the Company paid Privia an aggregate of $7,800 in full satisfaction of all present and future amounts that were payable by the Company under the agreement.

18. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Company made no contributions to the plan during the years ended December 31, 2014, 2013 or 2012.

19. Related Party Transactions

Concurrent with the Series C preferred shares financing in November 2010 (see Note 12), the Company entered into a consulting and non-compete agreement (the “Management Services Agreement”) with Privia Enterprises Limited (“Privia”), a company controlled by certain of the Company’s former shareholders and members of its Board of Directors, one of whom continued to serve as a member of the Company’s Board of Directors as of December 31, 2011. Pursuant to this agreement, in exchange for consulting services to be performed by Privia, the Company agreed to pay Privia up to $15,000 in three separate installments if the Company sold a specified number of subscriptions, measured by unit installations, during each of the twelve months ending March 31, 2012, 2013 and 2014. These payments would be made after the conclusion of each measurement period and were scheduled to be paid as follows: $3,000 for the twelve months ending March 31, 2012, $5,000 for the twelve months ending March 31, 2013 and $7,000 for the twelve months ending March 31, 2014. The Company accrued for these payments during each of these three periods as the Company expected to sell the number of units that would require it to make this payout in full. The Company recorded expense of $5,353 and $2,217 for the years ended December 31, 2012 and 2011, respectively, for these future payments. As of December 31, 2012 and 2011, amounts accrued under this agreement totaled $0 and $2,448, respectively, and were included in accrued expenses and other current liabilities as a component of accrued professional fees. On August 20, 2012, the Company paid Privia an aggregate of $7,800 in full satisfaction of all present and future amounts that were payable by the Company under the Management Services Agreement.

20. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

The geographic area data below summarizes subscription revenue and long-lived tangible assets for the significant countries in which the Company operates:

	Year Ended December 31,
	2014	2013	2012
Subscription revenue(1):
United States	$203,959	$155,554	$111,386
United Kingdom	13,607	11,423	8,944
Ireland	4,217	3,880	3,742
All other countries	9,798	6,493	3,379

Total subscription revenue	$231,581	$177,350	$127,451

	Year Ended December 31,
	2014	2013	2012
Long-lived tangible assets(2):
United States	$65,558	$51,085	$34,232
United Kingdom	4,933	4,493	3,407
Ireland	8,315	6,082	3,493
All other countries	928	72	—

Total long-lived tangible assets	$79,734	$61,732	$41,132

(1)	Subscription revenue represents sales to external customers based on the location of the customer.
(2)	Long-lived tangible assets consist of property and equipment based on the country in which the assets are located and are reported at carrying value.

21. Valuation Accounts

Activity in allowance accounts related to accounts receivable and deferred tax assets consisted of the following:

	Balance at Beginning of Year	Charged to Operations		Deductions		Balance at End of Year
Year ended December 31, 2012:
Accounts receivable allowances	$1,237	1,509	(1)	(1,859	)(2)	$887
Deferred tax asset valuation allowance	$975	1,606		—		$2,581
Year ended December 31, 2013:
Accounts receivable allowances	$887	1,601	(1)	(1,093	)(2)	$1,395
Deferred tax asset valuation allowance	$2,581	442		—		$3,023
Year ended December 31, 2014:
Accounts receivable allowances	$1,395	2,413	(1)	(1,608	)(2)	$2,200
Deferred tax asset valuation allowance	$3,023	—		(74)		$2,949

(1)	Amounts represent charges to general and administrative expense for increases to the allowance for doubtful accounts.
(2)	Amounts represent cash collections from customers for accounts previously reserved and write-offs of accounts receivable recorded against the allowance for doubtful accounts.

22. Subsequent Events

On January 21, 2015, Fleetmatics Group PLC and its subsidiaries Fleetmatics USA, LLC and Fleetmatics Development Limited, as borrowers (the “Company”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto, for a senior, first-priority secured financing comprised of revolving loans, letters of credit and swing line loans in a total maximum amount of $125,000 (the “Credit Facility”). The Credit Facility consists of a five-year multi-currency revolving credit facility in a dollar amount of up to $125,000 which includes a sublimit of $5,000 for letters of credit and a $10,000 swing line facility. The Credit Facility also includes an accordion feature that will allow the Company to increase the Credit Facility to a total of $200,000, subject to securing additional commitments from existing lenders or new lending institutions. The Company used the net proceeds of borrowings under the Credit Facility to repay the $23,750 outstanding under the Company’s previously existing revolving credit facility with Wells Fargo Capital Finance, LLC and for working capital and other general corporate purposes. At the Company’s election, loans made under the Credit Facility bear interest at either (1) a rate per annum equal to (a) the highest of the Administrative Agent’s prime rate, or 0.5% in excess of the Federal Funds Effective Rate or 2.0% in excess of one- month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one-, two-, three-, or six-month per annum LIBOR for deposits in U.S. dollars, plus an applicable margin. The applicable margin for the revolving loans depends on the Company leverage ratio and varies from 0.5% to 1.25%, in the case of Base Rate loans, and from 1.50% to 2.25%, in the case of LIBOR loans. Swing line loans bear interest at the Base Rate. Commitment fees on the average daily unused portion of the Credit Facility (excluding swing line loans) are payable at rates per annum ranging from 0.2% to 0.3%, depending the Company’s leverage ratio. The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020.

On February 19, 2015, the Company acquired privately held Ornicar SAS, or Ornicar, a SaaS provider of fleet management solutions. Based in Grenoble, France Ornicar will add approximately 15,000 vehicles under subscription to Fleetmatics’ existing installed base, which as of December 31, 2014, was approximately 552,000 subscribed vehicles worldwide. This acquisition and Ornicar’s operations prior to the acquisition are not material to the Company’s financial statements.

On February 20, 2015, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 669,685 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 224,250 ordinary shares with a grant-date fair value of $38.88. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2015. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

Page Number
Report of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of December 31, 2014 and 2013	73
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	74
Consolidated Statements of Redeemable Convertible Preferred Shares of Shareholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012	75
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012	76
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	77
Notes to Consolidated Financial Statements	78

(2)	Financial Statement Schedules:

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

FLEETMATICS GROUP PLC

Date: February 27, 2015	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

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

Name	Title	Date

/s/ James M. Travers James M. Travers	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2015

/s/ Stephen Lifshatz Stephen Lifshatz	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015

/s/ Andrew G. Flett Andrew G. Flett	Director	February 27, 2015

/s/ James F. Kelliher James F. Kelliher	Director	February 27, 2015

/s/ Jack Noonan Jack Noonan	Director	February 27, 2015

/s/ Liam Young Liam Young	Director	February 27, 2015

/s/ Vincent De Palma Vincent De Palma	Director	February 27, 2015

Name	Title	Date

/s/ Brian Halligan Brian Halligan	Director	February 27, 2015

/s/ Allison Mnookin Allison Mnookin	Director	February 27, 2015

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2014

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

4.1	Registration Rights Agreement, dated as of September 21, 2012 by and among Fleetmatics Investor Holdings, L.P., Fleetmatics Group Limited and Fleetmatics Group Public Limited Company (filed as Exhibit 4.1 to the Registration Statement on Form F-1/A (File No. 001-35678) and incorporated herein by reference).

10.1**	Form of Indemnification Agreement entered into between the Registrant and its officers and directors (filed as Exhibit 10.6 to the Registration statement on Form F-1 (File No. 001-35678) filed August 20, 2012 and incorporated herein by reference).

10.2**	Form of Indemnification Agreement entered into between Fleetmatics USA Group Holdings, Inc. and its officers and directors (filed as Exhibit 10.7 to the Registration statement on Form F-1 (File No. 001-35678) filed August 20, 2012 and incorporated herein by reference).

10.3**	Employment Agreement, dated January 1, 2013 between Fleetmatics Group PLC, Fleetmatics USA, LLC, and James Travers (filed as Exhibit 10.8 to the Registration statement on Form F-1 (File No. 001-35678) filed January 22, 2013 and incorporated herein by reference).

10.4**	Employment Agreement, dated December 6, 2010 between Fleetmatics Group Limited, Fleetmatics USA, LLC and Stephen Lifshatz (filed as Exhibit 10.9 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.5**	Amended and Restated Service Agreement, dated September 20, 2012, between Fleetmatics IRL Limited and Peter Mitchell (filed as Exhibit 10.10 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.6**	Employment Agreement, dated July 30, 2010 between Fleetmatics Group Limited, Fleetmatics USA, LLC (formerly known as Fleetmatics USA, Inc.) and Dennis Abrahams (filed as Exhibit 10.11 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.7**

Employment Agreement, dated June 14, 2011 between Fleetmatics Group Limited, FleetMatics USA, LLC (formerly known as Fleetmatics USA, Inc.) and Andrew Reynolds (filed as Exhibit 10.12 to the Registration Statement on Form F-1/A filed September 24, 2012

(File No. 001-35678) and incorporated herein by reference).

10.8**	Employment Agreement, dated June 4, 2012 between Fleetmatics Group Limited, FleetMatics USA, LLC and Jorge Diaz (filed as Exhibit 10.14 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.9**	Amended and Restated Service Agreement, dated September 20, 2012 between Fleetmatics IRL Limited and John Goggin (filed as Exhibit 10.15 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.10**	Employment Agreement, dated July 30, 2013 between Fleetmatics Group Limited, Fleetmatics USA Holdings, Inc. and Kathleen Finato (filed as Exhibit 10.20 to the Registration Statement on Form F-1 filed September 12, 2013 (File No. 001-35678) and incorporated herein by reference).

10.11**	Amended and Restated 2004 Share Option Plan of the Registrant (filed as Exhibit 10.16 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

Exhibit No.	Exhibit

10.12**	2011 Stock Option and Incentive Plan of the Registrant, as amended, and form of agreement thereunder (filed as Exhibit 10.17 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.13**	2012 Employee Share Purchase Plan (filed as Exhibit 10.18 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.14**	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.19 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.15**	Non-Employee Director Compensation Policy Plan (filed as Exhibit 10.20 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.16**	Amended and Restated Non-Employee Director Compensation Policy (filed as Exhibit 10.16 to the Annual Report on Form 10-K filed March 17, 2014 (File No. 001-35678) and incorporated herein by reference.

10.17	Lease Agreement between Fleetmatics USA, LLC and Newton Wellesley Executive Office Park LLC, dated as of December 30, 2010 in respect of the Registrant’s Wellesley, Massachusetts headquarters facilities, or the Boston headquarters (filed as Exhibit 10.2 to the Registration Statement on Form F-1 filed August 20, 2012 (File No. 001-35678) and incorporated herein by reference).

10.18	First Amendment of Lease between Newton Wellesley Executive Office Park LLC and Fleetmatics USA, LLC dated as of July 7, 2011 in respect of the Boston headquarters (filed as Exhibit 10.3 to the Registration Statement on Form F-1 filed August 20, 2012 (File No. 001-35678) and incorporated herein by reference).

10.19	Lease of First Floor Offices at Templeogue Village, Dublin, between Fleetmatics Group PLC and Whisperglen Limited, dated January 1, 2009 (filed as Exhibit 10.3 to the Annual Report on Form 20-F filed March 29, 2013 (File No. 001-35678) and incorporated herein by reference).

10.20	First Amendment of Lease between Fleetmatics USA, LLC and US Carwash Inc. dated as of February 11, 2013(filed as Exhibit 99.3 to the Current Report on Form 6-K filed May 15, 2013 (File No. 001-35678) and incorporated herein by reference).

10.21	First Amendment of Lease between the Jade Group, LLC and Fleetmatics USA, LLC dated as of March 1, 2013(filed as Exhibit 99.4 to the Current Report on Form 6-K filed May 15, 2013 (File No. 001-35678) and incorporated herein by reference).

10.22	Lease Agreement among Fleetmatics (UK) Limited, Fleetmatics Group PLC and the Prudential Assurance Company dated as of March 13, 2013 (filed as Exhibit 99.5 to the Current Report on Form 6-K filed May 15, 2013 (File No. 001-35678) and incorporated herein by reference).

10.23	Lease Agreement between Fleetmatics USA LLC and BP Bay Colony, LLC dated as of June 12, 2013 (filed as Exhibit 99.3 to the Current Report on Form 6-K filed August 9, 2013 (File No. 001-35678) and incorporated herein by reference).

10.24	First Amendment of Lease between Fleetmatics USA LLC and YPI 1600 Corporate Center, LLC dated as of December 1, 2013 (filed as Exhibit 10.24 to the Annual Report on Form 10-K filed March 17, 2014 (File No. 001-35678) and incorporated herein by reference).

10.25	First Amendment of Lease between Fleetmatics USA, LLC and BP Bay Colony LLC dated as of May 1, 2014 (filed as Exhibit 10.1 to the Current Report on Form 10-Q filed August 8, 2014 (File No. 001-35678) and incorporated herein by reference).

Exhibit No.	Exhibit

10.26	Management Services Agreement, dated November 23, 2010, by and among Privia Enterprises Limited, Fleetmatics Group Limited and the persons listed in Schedule 1 thereto as modified on August 20, 2012 (filed as Exhibit 10.4 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.27	Credit Agreement, dated as of May 10, 2012, by and among Fleetmatics Group Limited, Fleetmatics USA Group Holdings, Inc., Fleetmatics USA Holdings, Inc., Fleetmatics (UK) Limited, Fleetmatics IRL Limited, Fleetmatics Patents Limited, SageQuest LLC, Fleetmatics USA, LLC, Wells Fargo Capital Finance, LLC and the other lenders party thereto (filed as Exhibit 10.5 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.28	Sixth Amendment to Credit Agreement, dated as of November 29, 2013, by and among Fleetmatics Group PLC, Fleetmatics Group Limited, Fleetmatics USA Group Holdings, Inc., Fleetmatics USA Holdings, Inc., Fleetmatics (UK) Limited, Fleetmatics IRL Limited, Fleetmatics Patents Limited, SageQuest LLC, Fleetmatics USA, LLC, and Wells Fargo Capital Finance, LLC, as administrative agent (filed as Exhibit 99.1 to the Current Report on Form 6-K filed December 5, 2013 (File No. 001-35678) and incorporated herein by reference).

10.29	Credit Agreement, dated as of January 21, 2015, by and among Fleetmatics Group PLC, Fleetmatics Development Limited and Fleetmatics USA, LLC, Citibank, N.A. and the other lenders party thereto (filed as Exhibit 99.1 to the Current Report on Form 8-K filed January 22, 2015 (File No. 001-35678) and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity (Deficit) (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.