Form 10-K/A
period 2014-12-31
Fleetmatics Group plc
filed 2015-04-22
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of March 31, 2015 was 38,217,823.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANANTORY NOTE

Fleetmatics Group PLC (“Fleetmatics”, “we”, “our”, and “us”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015 (“Form 10-K”), to include all of the Part III information required by the applicable rules and regulations of the SEC. As we will not be filing a definitive proxy statement within 120 days after the end of our 2014 fiscal year end, we are filing this Form 10-K/A to amend and replace in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, and accordingly, should be read in conjunction with the Form 10-K. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to the Form 10-K/A under Item 15 of Part IV hereof.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information for our directors and executive officers, their ages, the positions held by each such person with Fleetmatics as of December 31, 2014, and their term of office. Unless otherwise stated, the address for our directors and officers is Block C, Cookstown Court, Belgard Road, Tallaght, Dublin 24, Ireland.

Name	Age	Position	Director or Executive Officer Since	Expiration of Director Term
James M. Travers(1)	63	Chief Executive Officer and Chairman of the Board	2006	2015
Vincent R. De Palma(2)	58	Non-Executive Director	2013	2016
Andrew G. Flett(3)(4)	41	Non-Executive Director	2008	2016
Brian Halligan(4)	47	Non-Executive Director	2014	2017
James F. Kelliher(3)	55	Non-Executive Director	2012	2015
Allison Mnookin(2)	44	Non-Executive Director	2014	2017
Jack Noonan(2)(4)	67	Non-Executive Director	2012	2016
Liam Young(2)(3)	51	Non-Executive Director	2012	2017
Stephen Lifshatz	56	Chief Financial Officer	2010	N/A
Kathleen Finato	48	Chief Marketing Officer	2013	N/A
Peter Mitchell	42	Chief Technology Officer	2004	N/A
Andrew M. Reynolds	47	Senior Vice President, Global Business Development	2011	N/A
Jill Ward(5)	54	President and Chief Operating Officer	2015	N/A

(1)	Executive director.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.
(4)	Member of the compensation committee.
(5)	The Company hired Ms. Ward on April 6, 2015.

Non-Executive Directors

Vincent R. De Palma has served as a non-executive member of our Board of Directors (“Board”) since November 2013 and became a member of the nominating and corporate governance committee in June 2014. Mr. De Palma has served as the President and Chief Executive Officer of Shred-it since August 2009. From 2005 to 2009, Mr. De Palma served as President of Pitney Bowes Management Services, and from 1999 to 2005, Mr. De Palma served as President of Automatic Data Processing (ADP) Benefit Services. Mr. De Palma was selected to serve as director on our Board due to his extensive experience leading global companies that rely on fleet and field service worker optimization.

Andrew G. Flett has served as a non-executive member of our Board since 2008 and is a member of the audit committee and compensation committee. Mr. Flett was formerly a Partner with Investcorp Technology Partners and is a 16 year private equity veteran with vast experience in the technology industry. Mr. Flett was selected to serve as a director on our Board due to his finance experience and extensive knowledge of the information technology industry.

Brian Halligan has served as a non-executive member of our Board since March 2014 and became a member of the compensation committee in June 2014. Mr. Halligan co-founded HubSpot, a leading inbound marketing software company based in Cambridge, MA, in 2006 to help businesses transform the way they market their products. Under Mr. Halligan’s leadership, HubSpot has been widely recognized for its rapid growth, innovative culture, and transformative approach to marketing. Mr. Halligan was selected to serve as a director on our Board due to his extensive experience in leadership positions in software companies.

James F. Kelliher has served as a non-executive member of our Board since February 2012 and is a member of the audit committee. Mr. Kelliher has served as the Chief Financial Officer of Actifio Inc. since January 2015. Additionally since July 2014, Mr. Kelliher has served as a non-executive Board member and chairman of the audit committee of Adaptive Insights, Inc. From June 2006 to January 2015, Mr. Kelliher served as Chief Financial Officer of LogMeIn, Inc. From December 2002 to March 2006, Mr. Kelliher served as Chief Financial Officer of IMlogic, Inc., and from 1991 to September 2002, Mr. Kelliher served in a number of capacities, including Senior Vice President, Finance, at Parametric Technology Corporation. Mr. Kelliher was selected to serve as a director on our Board due to his financial and accounting expertise from his prior extensive experience in finance roles with both public and private corporations. The Board has determined that Mr. Kelliher is an audit committee financial expert as defined under the applicable rules of the U.S. Securities and Exchange Commission (“SEC”).

Allison Mnookin has served as a non-executive member of our Board since March 2014 and became a member of the nominating and corporate governance committee in June 2014. Ms. Mnookin is Vice President and General Manager of Intuit QuickBase. Ms. Mnookin has held several positions at Intuit during her tenure, including general manager in Intuit’s Small Business Division where she was responsible for leading a $500 million portfolio of businesses including QuickBooks. Prior to joining Intuit in 1998, she held several sales and product marketing positions with Oracle Corporation. Ms. Mnookin was selected to serve as a director on our Board due to her extensive experience in leadership positions in software companies.

Jack Noonan has served as a non-executive member of our Board since 2012 and is a member of the compensation committee and the nominating and corporate governance committee. Mr. Noonan served as chairman, president and chief executive officer of SPSS Inc., a software company in predictive analytics, from 1992 through the acquisition of SPSS Inc. by International Business Machines Corporation in 2009. Mr. Noonan serves as a director of Morningstar, Inc., Lionbridge Technologies, Inc., and Globalview Software, Inc. Mr. Noonan was selected to serve as a director on our Board due to his extensive experience in leadership positions in software companies and his service on the boards of directors of public companies.

Liam Young has served as a non-executive member of our Board since 2012 and is a member of the audit committee and the nominating and corporate governance committee. Mr. Young served as Founder, Director and Chief Executive Officer of Conduit plc, an Irish-based company specializing in European directory assistance services. Mr. Young was selected to serve as a director on our Board due to his extensive experience in fixed and mobile telecommunications companies.

Executive Officers

James M. Travers joined Fleetmatics as Chief Executive Officer in September 2006. He became Chairman of our Board in October 2013. Prior to joining Fleetmatics, among other things, Mr. Travers served as Senior Vice President of GEAC Incorporated, an enterprise software services company. Mr. Travers has spent over 30 years in the software and technology industry and held various sales and leadership positions.

Stephen Lifshatz joined Fleetmatics as Chief Financial Officer in December 2010. Prior to joining Fleetmatics, Mr. Lifshatz was engaged as an independent consultant by several private equity firms to assist in the development and expansion of certain of their portfolio companies. Previously, Mr. Lifshatz served as Senior Vice President and Chief Financial Officer of Authoria, Inc. from September 2007 until January 2010 and of Lionbridge Technologies, Inc. from January 1997 until September 2007. Prior to Lionbridge, Mr. Lifshatz served as Vice President and Chief Financial Officer for The Dodge Group, Inc., an international software company, and in various senior financial positions at Marcam Corporation, a process-ERP software business. Mr. Lifshatz served on the Board of Amicas, Inc. from June 2007 until June 2010 and currently serves on the board of Treppen Technologies, a privately held Software-as-a-Service, or SaaS, business in the GRC space.

Kathleen Finato joined Fleetmatics as Chief Marketing Officer in July 2013. Prior to joining Fleetmatics, Ms. Finato held the role of Senior Vice President, Marketing and Business Development for InterCall from 2009 to 2013, where she managed product portfolio marketing and business expansion in the telecommunications arena. Ms. Finato also served as Vice President of Sales and Head of North America Marketing at Motorola Mobile from 2003 to 2009 where Ms. Finato oversaw the launch of numerous mobile devices to the North American market, including the RAZR and the Q.

Peter Mitchell has been Chief Technology Officer of Fleetmatics since its inception in 2004. Prior to joining Fleetmatics, Mr. Mitchell was Chief Technology Officer and founding partner of WS2 from 1998 until 2004, when it was acquired by Fleetmatics. Prior to joining WS2, Mr. Mitchell worked for Microsoft Corporation in its European headquarters in Dublin, Ireland, working on the Visual Studio team that developed Visual Basic 6.

Andrew M. Reynolds joined Fleetmatics as Senior Vice President, Global Business Development in June 2011. Prior to joining Fleetmatics, from 2007 until 2011, Mr. Reynolds served as Senior Vice President of Corporate Development at Art Technology Group, Inc., a publicly traded provider of e-commerce software applications and services, where he was responsible for strategic planning, M&A and alliances. Mr. Reynolds served as Vice President of Corporate Development at Hyperion Solutions Corp. from 2002 until 2007. Mr. Reynolds has also held positions in management consulting, strategic marketing and sales.

Jill Ward joined Fleetmatics as President and Chief Operating Officer in April 2015. Prior to joining Fleetmatics, from 2001 to 2014, Ms. Ward was Senior Vice President and General Manager at Intuit Inc. (NASDAQ: INTU), a global provider of Software-as-a-Service, or SaaS offerings for small businesses and consumers. During Ms. Ward’s twelve year career at Intuit, she led multiple business units to deliver growth through business management solutions for SMBs and enterprise clients. Prior to joining Intuit in 2001, Ms. Ward was President of CRM Outsourcer Telespectrum Customer Care, held senior small business and consumer marketing positions at Fidelity Investments, and led strategy consulting teams at global consultancy Bain & Company.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Prior to January 1, 2014, as a “foreign private issuer,” our directors, executive officers and holders of more than 10% of our ordinary shares were exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchase and sales of our securities. As of June 30, 2013, we determined that we no longer qualified as a foreign private issuer, which means that, as of January 1, 2014, we were required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, including the provisions of Section 16 of the Exchange Act. To our knowledge, based solely on a review of copies of the initial reports of beneficial ownership and reports of changes in beneficial ownership that are required to be filed with the SEC by our directors, executive officers and holders of more than 10% of our ordinary shares and on written representations that no other reports were required, we believe that for the year ended December 31, 2014, all required reports were filed on a timely basis under Section 16(a), except for two late Form 4 filings for each of Ms. Mnookin and Mr. Halligan and one late filing for each of Messrs. De Palma, Flett and Travers.

Corporate Governance

Director Independence

In accordance with the New York Stock Exchange (“NYSE”) corporate governance listing standards, a director will qualify as “independent” if our Board affirmatively determines that he or she has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

At least annually, our Board will evaluate all relationships between the Company and each director in light of the relevant facts and circumstances for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Based on this evaluation, the Board will make an annual determination of whether each director is independent within the meaning of the NYSE, SEC and applicable committees’ independence standards.

In 2014, our Board reviewed the independence of each director. Pursuant to the corporate governance listing standards of the NYSE, a director employed by us cannot be deemed to be an “independent director” and consequently, Mr. Travers is not an independent director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board determined that Ms. Mnookin and each of Messrs. De Palma, Flett, Halligan, Kelliher, Noonan and Young is “independent” within the meaning of the director independence standards of the NYSE and the SEC. Furthermore, the Board has determined that each member of each of the committees of the Board is independent within the meaning of the NYSE and SEC, and our applicable committees’ independence standards, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In making that determination, the Board considered all relevant facts and circumstances, including (but not limited to) the director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. There are no family relationship among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act and the Exchange Act, which we refer to as our Code of Business Conduct and Ethics and which applies to all of our employees, officers and directors, including those officers responsible for financial reporting. A current copy of our code of business conduct and ethics is available in the corporate governance section of our website at http://ir.fleetmatics.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: Fleetmatics Group PLC, 1100 Winter Street, Waltham, MA 02451, Attention: General Counsel. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines to assist and guide its members in the exercise of its responsibilities. These guidelines should be interpreted in accordance with any requirements imposed by applicable federal or state law or regulation, the NYSE and our memorandum and articles of incorporation. Our corporate governance guidelines are available in the corporate governance section of our website at http://ir.fleetmatics.com. Although these corporate governance guidelines have been approved by the Board, it is expected that these guidelines will evolve over time as customary practice and legal requirements change. In particular, guidelines that encompass legal, regulatory or exchange requirements as they currently exist will be deemed to be modified as and to the extent that such legal, regulatory or exchange requirements are modified. In addition, the guidelines may also be amended by the Board at any time as it deems appropriate.

Board and Committee Meetings

The Board meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring their approval. It also holds special meetings when important matters require action between scheduled meetings. Members of senior management regularly attend meetings to report on and discuss their areas of responsibility. During 2014, the Board held five meetings and acted by unanimous written consent on four occasions. The Board has three standing committees:

•	the audit committee, which held five meetings in 2014;

•	the compensation committee, which held three meetings in 2014; and

•	the nominating and corporate governance committee, which held two meetings in 2014.

Each of the incumbent directors of the Board attended at least 80% of the aggregate of all meetings of the Board and all meetings of committees of our Board upon which they served (during the periods that they served) during 2014. The Board regularly holds executive sessions of the independent directors. Executive sessions do not include employee directors or directors who do not qualify as independent under NYSE and SEC rules.

Annual Meeting Attendance

It is our policy that members of our Board are encouraged to attend annual meetings of our shareholders.

Committees

Our bylaws provide that the Board may delegate responsibility to committees. The Board has also adopted a written charter for each of the three standing committees. Each committee charter is available in the corporate governance section of our website at http://ir.fleetmatics.com.

Audit Committee

The current members of our audit committee are James F. Kelliher, who is the chair of the committee, Andrew G. Flett and Liam Young. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. Our Board has determined that James F. Kelliher is an audit committee financial expert as defined under the applicable rules of the SEC. Messrs. Kelliher, Flett and Young are independent under the applicable rules and regulations of the SEC and the NYSE. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and the NYSE.

Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements;

•

reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures as well as our critical accounting policies and practices;

•	reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•

recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited consolidated financial statements shall be included in our Annual Report on Form 10-K;

•

monitoring the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements as they relate to our consolidated financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our Annual Report on Form 10-K;

•	reviewing all related party transactions for potential conflicts of interest and approving all such transactions; and

•	reviewing the audit committee charter and the audit committee’s performance annually.

During the fiscal year ended December 31, 2014, the audit committee met five times and took no action by unanimous written consent. The audit committee operates under a written charter adopted by the Board, a current copy of which is available at the corporate governance section of our website at http://ir.fleetmatics.com.

Compensation Committee

The current members of our compensation committee are Jack Noonan, who is the chair of the committee, Andrew G. Flett, and Brian Halligan. Each member of our compensation committee is independent under the applicable rules and regulations of the SEC and the NYSE. Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of those goals and objectives;

•	setting the compensation of all other officers;

•	reviewing and evaluating, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter;

•	reviewing and approving our policies and procedures for the grant of equity-based awards;

•	administering the issuance of stock options and other awards under our stock plans, if requested by the Board;

•	reviewing and making recommendations to the Board with respect to director compensation, the compensation of senior management (other than the chief executive officer and other officers);

•	reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K; and

•	reviewing and discussing with the Board corporate succession plans for our Chief Executive Officer and other key officers.

During the fiscal year ended December 31, 2014, the compensation committee met three times and took no action by unanimous written consent. The compensation committee operates under a written charter adopted by the Board, a current copy of which is available at the corporate governance section of our website at http://ir.fleetmatics.com.

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Jack Noonan, who is the chair of the committee, Vincent R. De Palma, Allison Mnookin and Liam Young. Each of the members of our nominating and corporate governance committee is independent under the applicable rules and regulations of the SEC and the NYSE. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the Board criteria for Board and committee membership;

•	establishing procedures for identifying and evaluating Board candidates, including nominees recommended by shareholders;

•	identifying individuals qualified to become members of the Board;

•	recommending to the Board the persons to be nominated for election as directors and for election to each of the Board’s committees;

•	developing and recommending to the Board a set of corporate governance guidelines; and

•	overseeing the evaluation of the Board and management.

The nominating and corporate governance committee met two times and took no action by unanimous written consent during the fiscal year ended December 31, 2014. The nominating and corporate governance committee operates under a written charter adopted by the Board, a current copy of which is available at the corporate governance section of our website at http://ir.fleetmatics.com.

There were no material changes in the procedures by which holders of our ordinary shares may recommend nominees to our Board in 2014.

The Board’s Oversight of Risk Management

The Board is involved in the oversight of risks that could affect us. Our Board believes that, in light of the interrelated nature of the Company’s risks, oversight of risk management is ultimately the responsibility of the full Board; however, this oversight is conducted primarily through the audit committee which on behalf of the Board is charged with overseeing the principal risk exposures we face and our mitigation efforts in respect of these risks. The audit committee is responsible for interfacing with management and discussing with management the Company’s principal risk exposures and steps management has taken to monitor and control risk exposures, including risk assessment and risk management policies. The compensation committee also plays a role, as it is charged with overseeing our overall compensation structure and with assessing whether that compensation structure creates risks that are reasonably likely to have a material adverse effect on us.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section explains how our executive compensation programs are designed and operate with respect to our named executive officers listed in the Summary Compensation Table below. Our named executive officers in 2014 were James M. Travers, Chief Executive Officer and Chairman of the Board; Stephen Lifshatz, Chief Financial Officer; Kathleen Finato, Chief Marketing Officer; Peter Mitchell, Chief Technology Officer; and Andrew M. Reynolds, Senior Vice President of Corporate and Business Development.

Executive Summary

Our compensation strategy is designed to attract and retain high-caliber executive officers and employees and to align their compensation with our objectives and shareholder interests. Our goal is to provide a competitive total compensation package and to share our success with our named executive officers, as well as our other employees, when our objectives are met.

Compensation for our named executive officers consists of the elements identified in the following table.

Compensation Element	Objective
Base salary	To attract and retain employees and to recognize ongoing performance of job responsibilities
Annual performance-based cash compensation	To re-emphasize corporate objectives and provide additional reward opportunities for our named executive officers (and employees generally) when key business objectives are met
Long-term equity incentive compensation	To reward increases in shareholder value and to emphasize and reinforce our focus on team success as well as to establish stability and retention among our most critical positions.
Severance and change in control benefits	To provide income protection in the event of involuntary loss of employment and to focus named executive officers on shareholder interests when considering strategic alternatives
Retirement savings (401(k) plan)	To provide retirement savings in a tax-efficient manner
Health and welfare benefits	To provide a basic level of protection from health, dental, life and disability risks

Each of the elements of our executive compensation program is discussed in more detail below. Our compensation elements are designed to be flexible, to complement each other, and to serve the compensation objectives described above. We have not adopted any formal or informal practices or guidelines for allocating compensation between fixed and variable compensation, cash and equity incentive awards, or short-term and long-term compensation. Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of short-term cash and long-term equity incentive awards.

Determining Executive Compensation

Our Chief Executive Officer reviews the performance of each named executive officer other than himself, and based on this review and the factors described below, makes recommendations to the compensation committee with respect to each named executive officer’s total compensation package. The compensation committee then makes the final determination with regard to the total compensation package for our named executive officers, including our Chief Executive Officer. At our 2015 annual shareholders meeting, we will be asking our shareholders to vote on a proposal to approve an advisory resolution regarding our compensation program for our named executive officers, and soliciting a separate say-on-frequency vote. Following such annual meeting, the Board will consider the outcome of our say-on-pay vote results when determining future compensation policies and pay levels for our named executive officers, and will report the results of the say-on-pay vote and the say-on-frequency vote as required by applicable SEC rules.

For 2014, our Board used a study conducted in 2013 by Compensia, Inc., or Compensia, a compensation consultant, to help evaluate the total compensation packages for our named executive officers. The compensation committee also relied on a Radford technology compensation survey conducted in 2013 for companies ranging from $200 million to $500 million in revenue. As part Compensia’s engagement, they analyzed data obtained from the Broad High Technology Survey for companies ranging from $50 million to $200 million in revenue. Compensia also analyzed compensation data relating to the following 19 publicly-traded U.S.-based SaaS companies, which we consider our peer group:

Broadsoft	Guidewire Software	Open Table	SPS Commerce
Cornerstone OnDemand	Imperva	PROS Holdings	Ultimate Software Group
Demandware	Jive Software	SciQuest	Trulia
E2open	Live Person	ServiceNow	Wageworks
Exact Target	LogMeIn	Splunk

The general criteria for selecting our peer companies included industry, revenue, market capitalization, and revenue growth. We also selected peer group companies that operate in the internet/software space, with a preference for those with a vertical market and/or Software-as-a-Service, or SaaS, focus. In addition, these companies also represent the type of companies with which we compete for executive talent. This peer group will be evaluated and adjusted, if appropriate, when future compensation studies are conducted. The peer group was updated in 2014 for compensation studies we conducted in 2014 with respect to our Board compensation and in 2015 with respect to our executives’ compensation.

Elements of Compensation

Base Salaries

Base salaries for our named executive officers were established initially through arms-length negotiations at the time the individual was hired, taking into account available external compensation data and internal pay equity considerations, as well as the individual’s qualifications and experience. Base salaries of our named executive officers are reviewed by our Chief Executive Officer and our Senior Vice President of Human Resources and approved annually by our compensation committee. Adjustments to base salaries are based on an individual’s performance, promotions, as well as available external compensation surveys and internal pay equity considerations. In making decisions regarding salary adjustments, our compensation committee also draws upon the experience that members of our Board have within our industry. We do not assign a specific weight to any single factor in making decisions regarding base salary adjustments.

For 2014, our compensation committee sought to set base salaries for our named executive officers at levels that would result in total cash compensation that is generally at or near the 75th percentile of our peer group. The compensation committee also considered the base compensation of executives at similar companies that we compete with for talent. In 2014, the compensation committee approved base salary increases for Mr. Travers and Mr. Mitchell to make their total cash compensation more in line with the 75th percentile of the market. These increases, which were effective April 1, 2014, were also based on the individual’s overall performance and the growth of our Company.

The following table sets forth the rate of base salary for our named executive officers for fiscal 2014 and 2013:

Named Executive Officer	2014 Base Salary		2013 Base Salary		% Change
James M. Travers	$550,000	(1)	$500,000		10.0%
Stephen Lifshatz	$350,000		$350,000		—
Kathleen Finato	$275,000		$275,000		—
Peter Mitchell	€210,000	(2)	€200,000	(2)	5.0%
Andrew M. Reynolds	$260,000		$260,000		—

(1)	Includes €41,389 allocated to Mr. Travers’ service on the Board, which is $57,500 based on a conversion rate of 1.389258, which was the exchange rate to U.S. dollars as of April 14, 2014 as published by the Central Bank of Ireland.
(2)	Pursuant to the terms of Mr. Mitchell’s employment agreement, Mr. Mitchell’s salary and bonus was paid in euro (€). For purposes of reporting Mr. Mitchell’s salary and bonus payments for the years ended December 31, 2014 and 2013, an exchange rate of 1.2141 and 1.3917 was used, respectively, to convert such amounts to U.S. dollars ($). Such exchange rates were determined by reference to the daily foreign currency exchange rates published by the Central Bank of Ireland.

Annual Performance-Based Cash Compensation

Bonus Plan. The named executive officers participate in our Senior Executive Cash Incentive Bonus Plan, or the Bonus Plan. The Bonus Plan provides for the opportunity to earn a cash bonus based upon a combination of corporate performance goals and individual performance objectives established by our compensation committee.

Under our Bonus Plan, our compensation committee may establish corporate performance goals related to our or any of our subsidiaries’ financial and operational metrics, including the following: revenues; expense levels; cash flow (including, but not limited to, operating cash flow and free cash flow); business development and financing milestones; earnings before interest, taxes, depreciation and amortization; net income (loss) (either before or after interest, taxes, depreciation and/or amortization); changes in the market price of our ordinary shares; economic value-added sales; acquisitions or strategic transactions; operating income (loss); return on capital, assets, equity, or investment; shareholder returns; return on sales; gross or net profit levels; productivity; expense; margins; operating efficiency; customer satisfaction; working capital; earnings (loss) per share of our ordinary shares; sales or market share and number of customers; number of subscribers; number of units; bookings; and Adjusted EBITDA, any of which may be measured in absolute terms, as compared to any incremental increase, measured in terms of growth, or as compared to results of a peer group.

Each executive officer who is selected to participate in the Bonus Plan has a target bonus opportunity set for a performance period established by the compensation committee. For 2014, the performance period was fiscal year 2014. The bonus formulas are adopted at the beginning of each performance period by the compensation committee and communicated to each executive. The corporate performance goals are measured at the end of each performance period after our financial reports have been published or such other appropriate time as the compensation committee determines. If the corporate performance goals and any applicable individual performance objectives are met, payments are made as soon as practicable following the end of the performance period. Subject to the rights contained in any agreement between the executive officer and the Company, an executive officer must be employed by the Company on the bonus payment date to be eligible to receive a bonus payment.

All of our named executive officers participated in the Bonus Plan in 2014. The corporate performance goals our compensation committee used to establish bonus targets for the named executive officers for 2014 included Adjusted EBITDA, revenue, expense savings, and net fleet management subscriptions. We define Adjusted EBITDA as net income (loss) before income taxes, interest income (expense), foreign currency transaction (gain) loss, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle devices owned by customers, amortization of intangible assets, share-based compensation, acquisition-related transaction costs, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, acquisition-related transaction costs, and loss on extinguishment of debt. The compensation committee determined the targets for each of these corporate performance goals in consultation with management, based on budgeted figures under our 2014 budget and financial plan. The compensation committee established corporate performance goals it believed were necessary to provide a competitive compensation package in light of each named executive officer’s base salary and to motivate our executives to achieve a high level of growth. Each named executive officer must achieve at least 90% of each corporate performance goal assigned to him or her in order for a bonus to be paid to the executive with respect to that goal. From 90% to 100% of achievement of each corporate performance goal, a portion of the bonus will be earned based on a straight-line interpolation. An accelerator provided for achievement above the 100% bonus where 2% is earned for each 1% above the 100% threshold. Individual performance goals may be subjective, with the possibility for achievement over the target level.

If the Company-wide performance objectives and any individual performance objectives are met, payments will be made as soon as practicable following the end of each performance period.

Target Bonuses. As with our base salaries, the target annual cash incentive bonus opportunities (generally expressed as a percentage of base salary) for our named executive officers were established initially through arm’s-length negotiations at the time the individual was hired, taking into account any available external compensation data and internal pay equity considerations, as well as the individual’s qualifications and experience. Adjustments to annual incentive compensation targets are based upon the individual’s performance, as well as available external compensation market data and internal pay equity considerations. Along with base salaries, annual incentive compensation targets are reviewed and approved annually by the compensation committee. In making decisions regarding adjustment to annual incentive compensation targets, our compensation committee also draws upon the experience that members of our Board have within our industry. We do not assign a specific weight to any single factor in making decisions regarding adjustments to annual incentive compensation targets.

For 2014, our compensation committee sought to set annual incentive compensation targets for our named executive officers at levels that would result in total cash compensation that is generally at or near the 75th percentile of our peer group. The compensation committee also considered the incentive compensation for executives at similar companies we compete with for executive talent. In April 2014, the compensation committee approved annual incentive targets for each of our named executive officers to make their total cash compensation as competitive as those of similarly situated executives in our peer group or similar companies. These increases were also based on the individual’s overall performance and the growth of our Company.

The following table sets forth the annual incentive compensation targets for our named executive officers under our Bonus Plan for fiscal 2014 and 2013:

Named Executive Officer	2014 Target Bonus ($)	2014 Target Bonus (% of base salary)	2013 Target Bonus (% of base salary)	% Change
James M. Travers	$550,000	100.0%	100.0%	—
Stephen Lifshatz	$250,000	71.4%	65.0%	9.9%
Kathleen Finato	$160,000	58.2%	58.2%	—
Peter Mitchell	€130,000	61.9%	60.0%	3.2%
Andrew M. Reynolds	$150,000	57.7%	57.7%	—

Individual performance goal achievement in 2014 under the Bonus Plan was based on performance for the fiscal year 2014 and the results measured as of December 31, 2014 (see table below). In addition to corporate performance objectives and individual performance objectives, 15% of the annual bonuses for Messrs. Lifshatz, Mitchell, and Reynolds and Ms. Finato were based on operating within their respective 2014 controllable operating expense budgets. Credit was given to these named executive officers for 100% achievement of their individual operating expense component because the Company’s Adjusted EBITDA result was at 111.3% of target. These performance objectives should not be interpreted as a prediction of how we will perform in future periods. As described above, the purpose of these objectives was to establish a method for determining the payment of performance based cash compensation. You are cautioned not to rely on these performance goals as a prediction of future performance.

Bonus Objective	Target	Actual	% Attainment
	(dollars in thousands)
Revenue	$234,061	$231,581	98.9%
Adjusted EBITDA	$66,418	$73,946	111.3%
Net Fleet Management Subscriptions	179,114	146,946	82.0%

Mr. Travers’ target bonus for 2014 was $550,000 based 50% on Adjusted EBITDA and 50% on revenue.

Mr. Lifshatz’ target bonus for 2014 was $250,000 based 30% on Adjusted EBITDA, 30% on revenue, 15% on controllable operating expenses and 25% on individual performance goals.

Ms. Finato’s target bonus for 2014 was $160,000 based 30% on net fleet management subscriptions, 30% on revenue, 15% on controllable operating expenses and 25% on individual performance goals.

Mr. Mitchell’s target bonus for 2014 was €130,000 based 30% on Adjusted EBITDA, 30% on revenue, 15% on controllable operating expenses and 25% on individual performance goals.

Mr. Reynolds’ target bonus for 2014 was $150,000 based 30% on Adjusted EBITDA, 30% on revenue, 15% on controllable operating expenses and 25% on individual performance goals.

At the end of each year, or such other appropriate time as the compensation committee determines, the compensation committee reviews our actual results against the performance objectives and determines the amount of bonus to be paid under the Bonus Plan as a whole. For 2014, the compensation committee determined that the named executive officers had earned bonuses based on the corporate performance goals and, if applicable, their respective individual performance goals as follows: Mr. Travers, $582,095; Mr. Lifshatz, $271,253; Ms. Finato, $160,000; Mr. Mitchell, €134,552; and Mr. Reynolds, $155,252.

Long-Term Equity Incentive Compensation

Our named executive officers are eligible to receive long-term equity-based incentive awards, which are intended to align the interests of our named executive officers with the interests of our shareholders, to encourage the retention of our employees and executive officers, and to emphasize and reinforce our focus on team success. Prior to our initial public offering, we offered our executives and key employees stock options, subject to vesting based on continued employment. Since our initial public offering, our long-term equity-based incentive compensation awards have been made in the form of restricted stock units or performance-based restricted stock units subject to vesting based on continued employment. We believe that stock options and restricted stock units, including performance-based restricted stock units, are effective tools for meeting our compensation goal of increasing long-term shareholder value. Because the value of restricted stock units is based on the price of our ordinary shares when the restricted stock units vest, we believe that restricted stock units provide meaningful incentives to employees to achieve increases in the value of our stock over time, and because performance-based restricted stock units reward the executive for achievement of Company-wide and individual performance goals, performance-based restricted stock units provide incentives to increase the value of our stock over the specified measurement period, and the time-based vesting encourages the retention of the executive who has achieved the performance-based restricted stock unit award.

All restricted stock unit and performance-based restricted stock unit awards are approved by the compensation committee. In determining the size of an award to a named executive officer, the compensation committee takes into the account individual performance generally consisting of financial performance for the year as well as a subjective, qualitative review of the each named executive officer’s contribution to the success of the business, internal pay equity considerations, and the value of existing long-term awards. Each named executive officer received an initial grant of stock options and/or restricted stock units in connection with the commencement of his or her employment. Our named executive officers and other key employees are also eligible to receive additional grants or awards from time to time. We do not have a set program for the award of these additional grants or awards, and our compensation committee retains discretion to make stock option or restricted stock unit awards to employees at any time. In an effort to understand and consider best practices, the compensation committee has sought details of equity based programs from peer and other companies through Compensia, our compensation consultant. Topics under evaluation include but are not limited to: minimum holding requirement practices by board members and executive officers, split of time-based restricted stock units and performance-based restricted stock units.

Prior to the consummation of our initial public offering in October 2012, stock option awards to our named executive officers typically had vesting schedules of four years, with 25% vesting on the first anniversary of the vesting start date, which is a date fixed by the Board or compensation committee when making equity awards, and the remainder vesting in twelve quarterly installments thereafter. Since the consummation of our initial public offering, restricted stock unit and performance-based restricted stock unit awards to our named executive officers typically vest over four years, with 25% vesting on each anniversary of the vesting start date, and the remainder vesting in three annual installments thereafter. Performance-based restricted stock units are subject to the same vesting schedule, for that portion of the award which is earned based on the performance targets set forth in the grant agreement governing the award. We believe the time-based vesting schedules encourage long-term employment with our Company, while allowing our executives to realize compensation in line with the value they achieve for our shareholders.

In April 2014, Mr. Travers was awarded 75,000 performance-based restricted stock units, Mr. Lifshatz was awarded 30,000 performance-based restricted stock units, Ms. Finato was awarded 20,000 performance-based restricted stock units, Mr. Mitchell was awarded 20,000 performance-based restricted stock units, and Mr. Reynolds was awarded 20,000 performance-based restricted stock units. These awards were each granted in recognition of the named executive officers’ critical role and contribution to our Company. Each award was subject to the achievement of at least 90% of Company performance targets and vesting over four years, with 25% of the earned portion of the award vesting on each anniversary of the vesting start date, which is a date fixed by our compensation committee when making equity awards. The criteria for attainment of performance-based restricted stock units for the named executive officers were the same corporate performance goals as for the cash bonuses (see table below). As with the cash bonuses, each named executive officer must achieve at least 90% of each corporate performance goal assigned to him or her in order to earn performance-based restricted stock units with respect to that goal. From 90% to 100% achievement of each corporate performance goal, a portion of performance-based restricted stock units will be earned based on a straight-line interpolation (so, for example, upon achievement of a corporate performance goal at 91%, the named executive officer will earn 10% of the target performance-based restricted stock units with respect to that goal). Unlike cash bonuses, however, there is no opportunity for achievement of performance-based restricted stock units above 100% of the granted amount.

Corporate Performance Goal	Target	Actual	% Attainment	Travers PSUs Earned	Lifshatz PSUs Earned	Finato PSUs Earned	Mitchell PSUs Earned	Reynolds PSUs Earned
	(dollars in thousands)
Revenue	$234,061	$231,581	98.9%	33,526	13,410	8,940	8,940	8,940
Adjusted EBITDA	$66,418	$73,946	111.3%	37,500	15,000	—	10,000	10,000
Net Fleet Management Subscriptions	179,114	146,946	82.0%	—	—	—	—	—

Severance and Change in Control Benefits

We have employment agreements with each of our named executive officers. Our employment agreements with our named executive officers contain provisions for severance benefits upon the termination of employment by the Company other than for cause, including for termination following a change in control or by the employee for good reason. We provide these severance and change in control benefits to promote retention and to ease the consequences of an unexpected termination of employment. The arrangements are also intended to preserve morale and productivity in the face of the potentially disruptive impact of a change in control. These benefits allow our named executive officers to focus on the value of strategic initiatives to shareholders without concern for their own continued employment, as each of their offices is at heightened risk of turnover in the event of a change in control.

Please refer to the discussion below under “—Employment Agreements; Potential Payments upon Termination or Change in Control” for a more detailed discussion of our severance and change in control benefits.

Employee Benefits

Our named executive officers are eligible for the same benefits to our employees generally. These include participation in a tax-qualified 401(k) plan with a matching contribution feature and group health, dental, life and disability insurance plans, or the equivalent plans for our executives located outside of the U.S. The type and extent of benefits offered are intended to be competitive within our industry.

Pension Benefits

We do not offer any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not offer any nonqualified deferred compensation plans.

Other Compensation Practices and Policies

Perquisites and Personal Benefits. As noted above, our named executive officers are eligible to participate in the same benefits as those offered to full-time employees in the country in which such executive is employed. In addition, the Company pays the entire group health, dental, and vision insurance plan premiums for Messrs. Travers, Lifshatz and Reynolds. The Company also contributes 5% of Mr. Mitchell’s salary to a private Irish pension plan. We do not have any other programs for providing material personal benefits or executive perquisites to our named executive officers

Stock Ownership Guidelines. There are currently no equity ownership requirements or guidelines that any of our named executive officers or other employees must meet or maintain.

Insider Trading Policy. Our executive officers, employees and directors are subject to our insider trading policy. Under this policy, all of our executive officers, directors and insider employees are prohibited from engaging in transactions in our ordinary shares except during an open trading window, unless pursuant to a 10b5-1 trading plan approved by the Company’s compliance officer. Except for trades made pursuant to a 10b5-1 trading plan, our executive officers, directors and insider employees are required to clear their trades in advance with the Company’s compliance officer.

Accounting for Stock-Based Compensation. We follow Financial Accounting Standard Board (“FASB”), Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”), for our stock-based compensation awards to employees. ASC 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock awards and restricted stock unit awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from these awards. ASC 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their statements of operations over the period that an executive officer is required to render service in exchange for the option or other award. Our compensation may consider the impact of ASC 718 when granting equity-based awards.

Tabular Disclosure Regarding Executive Compensation

The following tables provide information regarding the compensation awarded to or earned during our fiscal years ended December 31, 2014, 2013, and 2012 by our named executive officers:

Summary Compensation Table—2014

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards[1] ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation[2] ($)	Non- Qualified Deferred Compensation Earnings ($)	Total ($)
James M. Travers	2014	$536,346	(3)	$—	$2,346,750	$—	$582,095	$20,558	$—	$3,485,749
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	2013	$496,538		$—	$2,788,100	$—	$43,488	$14,585	$—	$3,342,711
	2012	$350,000		$—	$—	$—	$289,317	$11,676	$—	$650,993

Stephen Lifshatz	2014	$350,000		$—	$938,700	$—	$271,253	$20,558	$—	$1,580,511
Chief Financial Officer (Principal Financial Officer)	2013	$340,385		$—	$1,792,350	$—	$33,577	$14,585	$—	$2,180,897
	2012	$300,000		$—	$—	$—	$327,729	$11,676	$—	$639,405

Kathleen Finato(4)	2014	$275,000		$—	$625,800	$—	$160,000	$10,706	$—	$1,071,506
Chief Marketing Officer	2013	$129,923		$—	$2,472,500	$—	$95,264	$—	$—	$2,697,687

Peter Mitchell(5)	2014	$242,820		$—	$625,800	$—	$163,360	$6,756	$—	$1,038,736
Chief Technology Officer	2013	$275,820		$—	$1,593,200	$—	$36,379	$10,394	$—	$1,915,793
	2012	$224,298		$—	$—	$—	$266,225	$9,018	$—	$499,541

Andrew M. Reynolds	2014	$260,000		$—	$625,800	$—	$155,252	$20,558	$—	$1,061,610
Senior Vice President, Global Business Development	2013	$258,076		$—	$398,300	$—	$165,378	$14,585	$—	$836,339
	2012	$250,000		$—	$—	$269,086	$181,601	$14,554	$—	$715,241

(1)	The value of the awards has been computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”), excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015. These amounts do not represent the actual amounts paid to or realized by the Executive Officer for these awards during fiscal year 2014. The value as of the grant date for stock options and restricted stock awards is recognized over the number of days of service required for the grant to become vested. A portion of the amounts reported under the “Stock Awards” column represent performance-based awards whose performance targets were met as of December 31, 2014. In the case of performance-based restricted stock units, the fair value is reported for the probable outcome, which for this purpose is estimated as 100% achievement.
(2)	Includes the value of employer-provided health and welfare benefit; and for Mr. Mitchell also includes a contribution of 5% of Mr. Mitchell’s salary to a private Irish pension plan. For Messrs. Travers, Lifshatz and Reynolds and Ms. Finato, includes a discretionary match of $1,000 approved by the Board for 401(k) contributions in 2014.
(3)	Includes €41,389 paid to Mr. Travers in Ireland which is the portion the Company allocated to his service on the Board, representing $57,500 based on a conversion rate of 1.389258, which was the exchange rate to U.S. dollars as of April 14, 2014 as published by the Central Bank of Ireland.
(4)	Ms. Finato’s 2013 base salary was based on her hire date of July 8, 2013, and her bonus was pro-rated based on her start date as well.
(5)	Pursuant to the terms of Mr. Mitchell’s employment agreement, Mr. Mitchell’s salary, bonus and pension plan payments were paid in euro (€). For purposes of reporting Mr. Mitchell’s salary, bonus and pension plan payments for the years ended December 31, 2014, 2013 and 2012, an exchange rate of 1.2141, 1.3791 and 1.3194 were used, respectively, to convert such amounts to U.S. dollars ($). Such exchange rates were determined by reference to the daily foreign currency exchange rates published by the Central Bank of Ireland.

Grants of Plan-Based Awards—2014

Name	Grant Date	Estimated Future Payouts Under Non Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or units (#)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant date fair value of Stock and Option Awards(1) ($)
		Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James M. Travers	4/24/2014	—	$550,000		—	—	75,000	75,000	—	—	—	$2,346,750
Stephen Lifshatz	4/24/2014	—	$250,000		—	—	30,000	30,000	—	—	—	$938,700
Kathleen Finato	4/24/2014	—	$160,000		—	—	20,000	20,000	—	—	—	$625,800
Peter Mitchell	4/24/2014	—	$157,833	(2)	—	—	20,000	20,000	—	—	—	$625,800
Andrew M. Reynolds	4/24/2014	—	$150,000		—	—	20,000	20,000	—	—	—	$625,800

(1)	The valuation of stock and option based awards is based on the grant date fair value computed in accordance with FASB ASC 718 disregarding any estimates of forfeitures. The assumptions used to calculate the value of stock and option awards are described in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015. In the case of performance-based restricted stock units, the fair value is reported for the probable outcome, which for this purpose is estimated as 100% achievement.
(2)	For purposes of reporting Mr. Mitchell’s salary and bonus payments for the year ending December 31, 2014 an exchange rate of 1.2141 was used to convert such amounts to U.S. dollars ($). Such exchange rates were determined by reference to the daily foreign currency exchange rates published by the Central Bank of Ireland.

Outstanding Equity Awards at December 31, 2014

The following table sets forth information with respect to outstanding stock options and stock awards held by our named executive officers as of December 31, 2014.

Outstanding Equity Awards at 2014 Fiscal Year End

		Option Awards[1]					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James M. Travers	12/28/2010	256,666	—	—	$3.075	12/28/2017	—	$—	—		$—
	5/1/2013	—	—	—	—	—	—	—	91,875	(3)	3,260,644
	4/24/2014	—	—	—	—	—	—	—	71,026	(4)	2,520,713
Stephen Lifshatz	12/28/2010	136,336	—	—	$3.075	12/28/2017	—	—	—		—
	5/1/2013	—	—	—	—	—	—	—	59,062	(3)	2,096,110
	4/24/2014	—	—	—	—	—	—	—	28,410	(4)	1,008,271
Kathleen Finato	9/2/2013	—	—	—	—	—	26,250	931,613	5,625	(5)	199,631
	4/24/2014	—	—	—	—	—	—	—	8,940	(4)	317,281
Peter Mitchell	12/28/2010	32,500	—	—	$3.075	12/28/2017	—	—	—		—
	5/1/2013	—	—	—	—	—	—	—	52,500	(3)	1,863,225
	4/24/2014	—	—	—	—	—	—	—	18,940	(4)	672,181
Andrew M. Reynolds	9/7/2011	25,500	23,625	—	$7.865	9/7/2018	—	—	—		—
	5/4/2012	15,118	—	—	$7.965	5/4/2019	—	—	—		—
	5/1/2013	—	—	—	—	—	—	—	13,125	(3)	465,806
	4/24/2014	—	—	—	—	—	—	—	18,940	(4)	672,181

(1)	These stock options vest over four years from date of grant, at the rate of 25% on the first anniversary and 25% on each anniversary thereafter.
(2)	These restricted stock unit awards were granted on September 2, 2013 and are subject to vesting restrictions that lapse over four years, 25% on September 2, 2014 and 25% on each of the next three years thereafter.
(3)	These restricted stock unit awards were granted on May 1, 2013 and are subject to vesting restrictions that lapse over four years, 25% on March 15, 2014 and 25% on each of the next three years thereafter. These are performance based restricted stock units awards for which vesting is subject to attainment of certain financial performance targets for the fiscal year in which they are granted.
(4)	These restricted stock unit awards were granted on April 24, 2014 and are subject to vesting restrictions on disposition that lapse over four years, 25% on March 2, 2015 and 25% on each of the next three years thereafter. These are performance based restricted stock units awards for which vesting is subject to attainment of certain financial performance targets for the fiscal year in which they are granted.
(5)	These restricted stock unit awards were granted on September 2, 2013 and are subject to vesting restrictions on disposition that lapse over four years, 25% on September 2, 2014 and 25% on each of the next three years thereafter. These are performance based restricted stock units awards for which vesting is subject to attainment of certain financial performance targets for the fiscal year in which they are granted.
(6)	Determined based on the Company’s closing stock price of $35.49 on December 31, 2014.

Option Exercises and Stock Vested—2014

The following table provides certain information regarding the number of stock options exercised and restricted stock units that vested in the year ended December 31, 2014 under our equity incentive plans and the corresponding amounts realized by the named executive officers. The value realized on exercise for stock option awards is calculated as the difference between the closing prices of our ordinary shares on the NYSE on the exercise date and the exercise price of the applicable stock option award. The value realized on vesting for restricted stock units is calculated as the product of the number of shares subject to the restricted stock units that vested and the closing price of our ordinary shares on the NYSE on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James M. Travers	85,000	$2,896,565	30,625	$1,089,331
Stephen Lifshatz	34,595	$1,173,448	19,688	$700,302
Kathleen Finato	—	$—	8,750	$356,931
Peter Mitchell	—	$—	17,500	$622,475
Andrew M. Reynolds	21,341	$677,403	4,375	$155,619

Employment Agreements; Potential Payments upon Termination or Change in Control

Pursuant to employment agreements entered into with each of our named executive officers at the start of their employment with the Company and as amended, upon a change of control of our Company, each is entitled to certain severance and change of control benefits as follows:

James M. Travers. Mr. Travers currently receives a base salary of $600,000 which is subject to upward adjustment at the discretion of the compensation committee. Mr. Travers is also eligible for an annual performance bonus of up to 100% of his base salary.

We entered into an employment agreement with Mr. Travers with an effective date as of January 1, 2013 and a term ending January 1, 2015. On April 17, 2015 we entered into a new employment agreement with Mr. Travers which contained substantially the same terms as the prior employment agreement, except that the new agreement is for indefinite term. Mr. Travers’ employment agreement provides that if, prior to a change of control (as defined in the employment agreement) or after six months following a change of control, his employment is terminated without cause (as defined in the employment agreement) or he resigns his employment with us for good reason (as defined in the employment agreement), Mr. Travers will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for a period, which we refer to as the severance period, that ends on the later of (a) 12 months from the date of such termination and (b) the last day of the term of his agreement. His severance also includes Company-paid coverage for Mr. Travers and his eligible dependents under the applicable benefits plans for the applicable period following such termination. If, within six months of a change of control, we terminate Mr. Travers’ employment with us without cause or Mr. Travers resigns from such employment for good reason, he will be entitled to a lump sum payment equal to his annual base salary at the level in effect immediately prior to his termination date over the severance period plus a pro-rated portion of his annual target bonus based on achievement of then applicable corporate and personal performance metrics as of his termination date, accelerated vesting of his options and Company-paid coverage for Mr. Travers and his eligible dependents under the applicable benefit plans for the severance period following such termination. Payment of this severance and receipt of these benefits are conditioned upon Mr. Travers’ compliance with the terms of his Non-Competition Agreement. If Mr. Travers voluntarily terminates his employment with us (except upon resignation for good reason) or we terminate his employment with us for cause, Mr. Travers will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to his outstanding equity awards and all compensation payments by us to Mr. Travers under the employment agreement will terminate immediately (except as to amounts already earned).

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

Stephen Lifshatz. Mr. Lifshatz currently receives a base salary of $350,000 which is subject to review and adjustment by us. Mr. Lifshatz is also eligible for an annual performance bonus of up to $250,000 (at target performance). Mr. Lifshatz’ employment agreement provides that the Company will pay 100% of the cost of premiums for Company covered health, dental and vision benefits.

Mr. Lifshatz’ employment agreement provides that if, prior to or absent a change of control (as defined in the employment agreement), we terminate his employment without cause (as defined in the employment agreement) or Mr. Lifshatz resigns his employment with us for good reason (as defined in the employment agreement), he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months from the date of such termination and Company-paid coverage for Mr. Lifshatz and his eligible dependents under the applicable benefits plans for 12 months following such termination. Upon a change of control, 50% of any outstanding stock options not yet vested shall become immediately vested. If, within six months of a change of control, we terminate Mr. Lifshatz’ employment with us without cause or Mr. Lifshatz resigns from such employment for good reason, he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months and Company-paid coverage for Mr. Lifshatz and his eligible dependents under the applicable benefit plans for 12 months following such termination and 100% of any outstanding stock options not yet vested shall become immediately vested upon Mr. Lifshatz’ date of termination or resignation. Payment of this severance and receipt of these benefits are conditioned upon Mr. Lifshatz’ compliance with the terms of his Non-Competition Agreement. If Mr. Lifshatz voluntarily terminates his employment with us (except upon resignation for good reason) or we terminate his employment with us for cause, Mr. Lifshatz will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to his outstanding options not yet vested and all compensation payments by us to Mr. Lifshatz under the employment agreement will terminate immediately (except as to amounts already earned). If Mr. Lifshatz’ employment with us terminates due to his death or disability, Mr. Lifshatz will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Mr. Lifshatz under his employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of shares of stock options that have vested as of the date of such termination, a number of shares of stock options will vest equal to the number of shares of stock options that would have otherwise vested if Mr. Lifshatz had remained employed with us through the one-year anniversary of the effective date (as defined in the employment agreement) immediately following the date of such termination.

Kathleen Finato. Ms. Finato currently receives a base salary of $275,000 which is subject to review and adjustment by us. Ms. Finato is also eligible for an annual performance bonus of $160,000 (at target performance).

Ms. Finato’s employment agreement provides that if, prior to or absent a change of control (as defined in the employment agreement), we terminate her employment without cause (as defined in the employment agreement) or Ms. Finato resigns her employment with us for good reason (as defined in the employment agreement), she will be entitled to severance pay at a rate equal to her base salary rate, as then in effect, for six months from the date of such termination and Company-paid coverage for Ms. Finato and her eligible dependents under the applicable benefits plans for six months following such termination. If, within six months of a change of control, we terminate Ms. Finato’s employment with us without cause or Ms. Finato resigns from such employment for good reason, she will be entitled to severance pay at a rate equal to her base salary rate, as then in effect, for six months and Company-paid coverage for Ms. Finato and her eligible dependents under the applicable benefit plans for six months following such termination and 100% of any outstanding stock options not yet vested shall become immediately vested upon Ms. Finato’s date of termination or resignation. Payment of this severance and receipt of these benefits are conditioned upon Ms. Finato’s compliance with the terms of her Non-Competition Agreement. If Ms. Finato voluntarily terminates her employment with us (except upon resignation for good reason) or we terminate her employment with us for cause, Ms. Finato will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to her outstanding options not yet vested and all compensation payments by us to Ms. Finato under the employment agreement will terminate immediately (except as to amounts already earned). If Ms. Finato’s employment with us terminates due to her death or disability, Ms. Finato will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Ms. Finato under her employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of shares of stock options that have vested as of the date of such termination, a number of shares of stock options will vest equal to the number of shares of stock options that would have otherwise vested if Ms. Finato had remained employed with us for six months from the date of termination.

Peter Mitchell. Mr. Mitchell currently receives a base salary of €210,000 (or approximately $254,961) which is subject to upward adjustment by the board. Mr. Mitchell is also eligible for an annual performance bonus of up to €130,000 (or approximately $157,833) (at target performance). Mr. Mitchell’s employment agreement provides that the Company will contribute an amount equivalent to 5% of his annual salary to Mr. Mitchell’s pension plan, and that the Company will pay the premiums for private health insurance for Mr. Mitchell.

Mr. Mitchell’s employment agreement provides that if, prior to or absent a change of control (as defined in the employment agreement), we terminate his employment without cause (as defined in the employment agreement) or Mr. Mitchell resigns his employment with us for good reason (as defined in the employment agreement), he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for six months from the date of such termination and Company-paid coverage for Mr. Mitchell under the applicable benefits plans for six months following such termination. If, within six months of a change of control, we terminate Mr. Mitchell’s employment with us without cause or Mr. Mitchell resigns from such employment for good reason, he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months and Company-paid coverage for Mr. Mitchell under the applicable benefits plans for twelve months following such termination and 100% of any outstanding stock options not yet vested shall become immediately vested upon Mr. Mitchell’s date of termination or resignation. Payment of this severance and receipt of these benefits are conditioned upon Mr. Mitchell’s compliance with the post-termination obligations, including covenants not to compete, set forth in his employment agreement. If Mr. Mitchell voluntarily terminates his employment with us (except upon resignation for good reason) or we terminate his employment with us for cause, Mr. Mitchell will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to his outstanding options not yet vested and all compensation payments by us to Mr. Mitchell under the employment agreement will terminate immediately (except as to amounts already earned). If Mr. Mitchell’s employment with us terminates due to his death or disability, Mr. Mitchell will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Mr. Mitchell under his employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of shares of stock options that have vested as of the date of such termination, a number of shares of stock options will vest equal to the number of shares of stock options that would have otherwise vested if Mr. Mitchell had remained employed with us for six months from the date of such termination.

Andrew M. Reynolds. Mr. Reynolds currently receives a base salary of $260,000 which is subject to review and adjustment by us. Mr. Reynolds is also eligible for an annual performance bonus of up to 50% of his base salary. Mr. Reynolds’ agreement provides that the Company will pay 100% of the cost of premiums for Company covered health, dental and vision benefits.

Mr. Reynolds’ employment agreement provides that if, prior to or absent a change of control (as defined in the employment agreement), we terminate his employment without cause (as defined in the employment agreement) or Mr. Reynolds resigns his employment with us for good reason (as defined in the employment agreement), he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for six months from the date of such termination and Company-paid coverage for Mr. Reynolds and his eligible dependents under the applicable benefits plans for six months following such termination. If, within six months of a change of control, we terminate Mr. Reynolds’ employment with us without cause or Mr. Reynolds resigns from such employment for good reason, he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months and Company-paid coverage for Mr. Reynolds and his eligible dependents under the applicable benefit plans for 12 months following such termination and 100% of any outstanding stock options not yet vested shall become immediately vested upon Mr. Reynolds’ date of termination or resignation. Payment of this severance and receipt of these benefits are conditioned upon Mr. Reynolds’ compliance with the terms of his Non-Competition Agreement. If Mr. Reynolds voluntarily terminates his employment with us (except upon resignation for good reason) or we terminate his employment with us for cause, Mr. Reynolds will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to his outstanding options not yet vested and all compensation payments by us to Mr. Reynolds under the employment agreement will terminate immediately (except as to amounts already earned). If Mr. Reynolds’ employment with us terminates due to his death or disability, Mr. Reynolds will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Mr. Reynolds under his employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of shares of stock options that have vested as of the date of such termination, a number of shares of stock options will vest equal to the number of shares of stock options that would have otherwise vested if Mr. Reynolds had remained employed with us for six months following the date of termination.

The information below describes certain compensation that would have become payable under existing plans and contractual arrangements assuming a termination of employment and/or change in control had occurred on December 31, 2014, based on the closing market price of our ordinary shares on that date of $35.49 per share. There can be no assurance that an actual triggering event would product the same or similar results as those estimated if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential benefits and payments is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

The following sets forth the estimated value of the potential payments to each named executive officers, assuming the executive’s employment had terminated on December 31, 2014 and/or that a change in control had also occurred on that date. These figures are based on the equity agreements and employment agreements in effect on December 31, 2014.

Name	Benefit	Voluntary Termination Without Good Reason / Retirement ($)	Involuntary Termination Without Cause / Voluntary Termination for Good Reason ($)	Termination for Cause ($)	Termination upon Death / upon disability ($)	Termination after Change-in- Control ($)
James M. Travers	Severance	$—	$550,000	$—	$—	$550,000
	Pro Rata Bonus	$582,095	$582,095	$582,095	$582,095	$582,095
	Equity Acceleration	$—	$—	$—	$1,717,077	$5,781,356
	Health Care Benefits	$—	$15,904	$—	$—	$15,904
	Pension Benefits; Nonqualified Deferred Compensation	$—	$—	$—	$—	$—
	Vacation Payout	$14,797	$14,797	$14,797	$14,797	$14,797

Name	Benefit	Voluntary Termination Without Good Reason / Retirement ($)	Involuntary Termination Without Cause / Voluntary Termination for Good Reason ($)	Termination for Cause ($)	Termination upon Death / upon disability ($)	Termination after Change-in- Control ($)
	Life Insurance Proceeds/Disability Benefits; Other Perquisites; Tax Gross Up	$—	$—	$—	$—	$—

	Total	$596,892	$1,177,593	$596,892	$2,313,969	$6,944,152

Stephen Lifshatz	Severance	$—	$350,000	$—	$—	$350,000
	Pro Rata Bonus	$271,253	$271,253	$271,253	$271,253	$271,253
	Equity Acceleration	$—	$—	$—	$950,777	$3,104,381
	Health Care Benefits	$—	$15,904	$—	$—	$15,904
	Pension Benefits; Nonqualified Deferred Compensation	$—	$—	$—	$—	$—
	Vacation Payout	$51,133	$51,133	$51,133	$51,133	$51,133
	Life Insurance Proceeds/Disability Benefits; Other Perquisites; Tax Gross Up	$—	$—	$—	$—	$—

	Total	$322,386	$688,290	$322,386	$1,273,163	$3,792,671

Kathleen Finato	Severance	$—	$137,500	$—	$—	$137,500
	Pro Rata Bonus	$160,000	$160,000	$160,000	$160,000	$160,000
	Equity Acceleration	$—	$—	$—	$456,401	$1,448,524
	Health Care Benefits	$—	$5,197	$—	$—	$5,197
	Pension Benefits; Nonqualified Deferred Compensation	$—	$—	$—	$—	$—
	Vacation Payout	$7,531	$7,531	$7,531	$7,531	$7,531
	Life Insurance Proceeds/Disability Benefits; Other Perquisites; Tax Gross Up	$—	$—	$—	$—	$—

	Total	$167,531	310,228	$167,531	$623,932	$1,758,752

Peter Mitchell(1)	Severance	$—	$127,481	$—	$—	$254,961
	Pro Rata Bonus	$163,359	$163,359	$163,359	$163,359	$163,359
	Equity Acceleration	$—	$—	$—	$789,120	$2,535,405
	Health Care Benefits	$—	$—	$—	$—	$—
	Pension Benefits; Nonqualified Deferred Compensation	$—	$—	$—	$—	$—
	Vacation Payout	$—	$—	$—	$—	$—
	Life Insurance Proceeds/Disability Benefits; Other Perquisites; Tax Gross Up	$—	$—	$—	$—	$—

	Total	$163,359	$290,840	$163,359	$952,479	$2,953,725

Name	Benefit	Voluntary Termination Without Good Reason / Retirement ($)	Involuntary Termination Without Cause / Voluntary Termination for Good Reason ($)	Termination for Cause ($)	Termination upon Death / upon disability ($)	Termination after Change-in- Control ($)
Andrew M. Reynolds	Severance	$—	$130,000	$—	$—	$260,000
	Pro Rata Bonus	$155,252	$155,252	$155,252	$155,252	$155,252
	Equity Acceleration	$—	$—	$—	$973,592	$1,788,264
	Health Care Benefits	$—	$7,952	$—	$—	$15,904
	Pension Benefits; Nonqualified Deferred Compensation	$—	$—	$—	$—	$—
	Vacation Payout	$14,995	$14,995	$14,995	$14,995	$14,995
	Life Insurance Proceeds/Disability Benefits; Other Perquisites; Tax Gross Up	$—	$—	$—	$—	$—

	Total	$170,247	$308,199	$170,247	$1,143,839	$2,234,415

(1)	Mr. Mitchell’s payments are converted from euro to U.S. dollars using the conversion rate of 1.2141, the exchange rate published by the Central Bank of Ireland for December 31, 2014.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, with respect to the securities authorized for issuance to our employees and directors under our equity compensation plans, consisting of the 2004 Share Option Plan, or the 2004 Plan, and the 2011 Stock Option and Incentive Plan, or the 2011 Plan. All of our equity compensation plans were adopted with the approval of our shareholders.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:	2,345,905	(1)	$20.16	2,436,400	(2)
Equity compensation plans not approved by security holders:	—		—	—

(1)	Includes 850,247 ordinary shares issuable upon the exercise of outstanding options and 1,495,658 ordinary shares issuable upon the vesting of restricted stock units.
(2)	Includes 348,914 ordinary shares available for grants under the Company’s 2012 Employee Share Purchase Plan.

Summary of Employee Benefit Plans

Share Option Plans

The Company has granted equity awards to its eligible participants under our amended and restated 2004 share option plan, or the 2004 Plan, and our amended and restated 2011 share option and incentive plan, or the 2011 Plan.

2004 Plan. Originally adopted by our Board in 2004, the 2004 Plan was amended in 2012. The 2004 Plan provides that, on a general offer to all of the holders of ordinary shares or the sanctioning by a court of a scheme for the merger or amalgamation of the Company with another company, the holders of options will have six months to exercise their options (which period may be shortened in certain circumstances). If a holder fails to exercise his options during such period, his options will terminate. Alternatively, on a change of control of the Company, options may, with the consent of the option holders, be substituted with new awards of the successor entity, on substantially identical terms. The 2004 Plan terminated in November 2014. Our 2011 Plan provides that any awards granted under the 2004 Plan that are outstanding at the time of its termination are assumed by the 2011 Plan.

2011 Plan. In 2011, our Board adopted the 2011 Plan which was approved by our shareholders in September 2011. Our 2011 Plan provides us flexibility to use various equity-based incentive and other awards as compensation tools to motivate our workforce. These tools include options, restricted stock units and cash awards. Following the closing of our initial public offering, we grant awards to eligible participants only under the 2011 Plan.

2012 Employee Share Purchase Plan

In September 2012, our Board adopted and our shareholders approved the 2012 Employee Share Purchase Plan. All employees who we have employed for at least 30 days and whose customary employment is for more than 20 hours a week are eligible to participate in the 2012 Employee Share Purchase Plan. Any employee who owns 5% or more of the voting power or value of ordinary shares is not eligible to purchase shares under the 2012 Employee Share Purchase Plan.

401(k) Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board. Our Board approved a 401(k) match effective for salary deferral contributions made after January 1, 2014.

Director Compensation

We adopted a non-employee compensation policy that became effective in 2012. In 2013, our Board amended our non-employee director compensation policy to provide that, on initial election to the Board, a new director will be granted 11,667 restricted stock units that vest quarterly of two years from the vesting start date. In addition, on the second anniversary of the vesting start date of the initial grant, each director who has served as a director for the previous six months will be granted 5,000 restricted stock units that vest quarterly over one year. The vesting on these restricted stock unit grants will cease if the director resigns from our Board or otherwise ceases to serve as director unless the Board determines that the circumstances warrant continuation of vesting.

In addition, pursuant to our non-employee director compensation policy, in 2014 directors will receive cash compensation, as follows: each non-employee director will receive $30,000 annually for general availability and participation in meetings and conference calls of our Board. Additionally, the audit committee chairperson will receive $15,000 annually, an audit committee member will receive $5,000 annually, the compensation committee chairperson will receive $10,000 annually, a compensation committee member will receive $5,000 annually, the nominating and corporate governance committee chairperson will receive $7,500 annually and a nominating and corporate governance committee member will receive $5,000 annually. In addition, our lead director will receive $10,000 annually. All fees in cash are paid on a quarterly basis. Fees will be pro-rated for quarters during which a director serves only a portion of the quarter.

The following table provides information regarding compensation paid to our non-employee directors during the year ended December 31, 2014. During the year ended December 31, 2014, one director, Mr. Travers, our President, Chief Executive Officer and Chairman of the Board, was an employee. Mr. Travers’ compensation is discussed in the section titled “Executive Compensation”.

Director Compensation in Fiscal Year 2014

Name	Fees Earned or Paid in Cash ($)		Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Noonan	$55,582		$—	$—	$—	$—	$—	$55,582
Andrew G. Flett	$40,000		$420,712	$—	$—	$—	$—	$460,712
James F. Kelliher	$47,370		$—	$—	$—	$—	$—	$47,370
Liam Young	$40,000		$—	$—	$—	$—	$—	$40,000
Vincent R. De Palma	$32,630		$—	$—	$—	$—	$—	$32,630
Brian Halligan	$26,301	(2)	$420,712	$—	$—	$—	$—	$447,013
Allison Mnookin	$26,301	(3)	$420,712	$—	$—	$—	$—	$447,013

(1)	Represents the grant date fair value of restricted stock awards awarded in the fiscal year ended December 31, 2014 in accordance with FASB ASC 718. The grant date fair value is the fair market value of our ordinary shares on the date of the grant. The restricted stock unit awards vest at the rate of 12.5% per quarter over two years.
(2)	Amount pro-rated to reflect Mr. Halligan’s joining the Board as of March 18, 2014.
(3)	Amount pro-rated to reflect Ms. Mnookin’s joining the Board as of March 18, 2014.

10b5-1 Plans

Our policy governing transactions in our securities by directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that each of our Chief Executive Officer, James M. Travers, Chief Financial Officer, Stephen Lifshatz, and Senior Vice President of Corporate and Business Development, Andrew M. Reynolds, and director James Kelliher have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions under such plans. Generally, under 10b5-1 trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. According, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediate after significant events involving our Company.

We anticipate that, as permitted by Rule 10b5-1 and our policy governing such plans, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future Annual Reports on Form 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Compensation Committee Interlocks and Insider Participation

From January through December 2014, Messrs. Flett, and Noonan served as members of the compensation committee and from June 2014, Mr. Halligan also served as a member of the compensation committee. No member of the compensation committee was an employee or former employee of our Company or any of our subsidiaries. During the past year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the Board performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on the compensation committee; (2) a director of another entity, one of whose executive officers served on the compensation committee; or (3) a member of the compensation committee (or other committee of the Board performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as a director on our Board.

Report of the Compensation Committee of the Board

This report is submitted by the Compensation Committee of the Board. The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Form 10-K/A and discussed it with management. Based on its review of the Compensation Discussion and Analysis and its discussions with management, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, through any general statement incorporating by reference in its entirety the Form 10-K/A in which this report appears, except to the extent that Fleetmatics specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Respectfully submitted by the Compensation Committee,

Jack Noonan (Chairman)

Andrew G. Flett

Brian Halligan

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial of our ordinary shares as of March 31, 2015:

•	by each person who is known by the Company to beneficially own more than 5% of our outstanding ordinary shares;

•	by each of our directors and nominees;

•	by each of our named executive officers in the Summary Compensation Table set forth under Executive Compensation; and

•	by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned(1)	Percent of Ownership(2)
T. Rowe Price Associates, Inc.(3)	4,909,973	12.8%
FMR LLC(4)	4,819,474	12.6%
Wells Capital Management Inc.(5)	4,120,110	10.8%
Wellington Management Company, LLP(6)	3,446,830	9.0%
Frontier Capital Management Company, LLC(7)	2,353,639	6.2%
The Vanguard Group, Inc.(8)	1,903,541	5.0%
James M. Travers(9)	340,113	*
Stephen Lifshatz(10)	126,531	*
Peter Mitchell(11)	61,573	*
Kathleen Finato	9,977	*
Andrew M. Reynolds	4,079	*
Jack Noonan(12)	53,800	*
James F. Kelliher(13)	20,466	*
Andrew G. Flett(14)	15,131	*
Liam Young	13,090	*
Vincent R. De Palma(15)	4,955	*
Brian Halligan	3,032	*
Allison Mnookin	3,032	*

All directors and executive officers as a group	655,779	1.7%

*	Represents less than 1% of the outstanding ordinary shares.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons listed in the table have sole voting and dispositive power with respect to their ordinary, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of ordinary shares deemed outstanding includes shares issuable upon settlement of restricted stock units held by the respective person or group that will vest within 60 days of March 31, 2015 and pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of March 31, 2015, which we refer to as presently exercisable stock options.
(2)	The percentages shown are based on 38,217,823 ordinary shares issued and outstanding as of March 31, 2015.
(3)	These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (“Price Associates”) serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is the beneficial owner of such securities. Price Associates’ address is 100 E. Pratt Street, Baltimore, Maryland 21202.

(4)	FMR LLC’s address is 245 Summer Street, Boston, MA 02210.
(5)	Wells Capital Management Inc.’s address is 525 Market Street, 10th Floor San Francisco, CA 94105-2708.
(6)	Wellington Management Company LLP’s address is 280 Congress Street, Boston, MA 02210.
(7)	Frontier Capital Management Company LLC’s address is 99 Summer Street, Boston, MA 02210.
(8)	The Vanguard Group Inc.’s address is 100 Vanguard Boulevard Malvern, PA 19355.
(9)	Consists of (i) 217,083 share options exercisable within 60 days after March 31, 2015, 217,083 of which are fully vested; and (ii) 123,030 shares held of record by Travers Holdings, LLC, which is wholly owned by James M. Travers.
(10)	Includes 111,336 share options exercisable within 60 days of March 31, 2015, 111,336 of which are fully vested.
(11)	Includes 32,500 share options exercisable within 60 days after March 31, 2015, 32,500 of which are fully vested.
(12)	Includes 50,000 share options exercisable within 60 days after March 31, 2015, 50,000 of which are fully vested.
(13)	Includes 16,666 share options exercisable within 60 days after March 31, 2015, 16,666 of which are fully vested.
(14)	Includes 1,459 restricted share units that will vest within 60 days after March 31, 2015.
(15)	Includes 1,458 restricted share units that will vest within 60 days after March 31, 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and person who own more than 10% of our ordinary shares to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all such reports.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that for 2014, all required reports were filed on a timely basis under Section 16(a).

Item 13.	Certain Relationships and Related Transactions

Related Party Transactions

Other than compensation agreements and other arrangements which are discussed in “Compensation Discussion and Analysis”, in 2014, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party for which the amount involved exceeds or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions.” Our audit committee charter provides that the audit committee shall review and approve or disapprove any related party transactions. We have adopted a written related person transaction policy that governs the review of related party transactions. Pursuant to this policy, our audit committee shall review the material facts of all related party transactions. The audit committee shall take into account, among other factors that it deems appropriate, whether the related party transaction is on terms no less favorable to the Company than terms generally available in a transaction with an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the related party transaction.

Item 14.	Principal Accountant Fees and Services

The Company has engaged PricewaterhouseCoopers LLP, as its independent registered public accounting firm. The following table shows the aggregated fees billed by our principal accountant during the years ended December 31, 2014 and 2013:

($ in Thousands)	Year Ended December 31,
	2014	2013
Audit Fees(1)	$1,604	$1,371
Audit-related Fees(2)	—	443
Tax Fees	—	—
All Other Fees(3)	3	12

Total	$1,607	$1,826

(1)	The “Audit Fees” represent fees for the respective year for professional services for the audit of our annual financial statements and internal control over financial reporting, the review of financial statements included in our quarterly financial statements and audit services provided in connection with other statutory or regulatory requirements. The audit committee pre-approved 100% of the “Audit Fees” in 2014 and 2013.
(2)	The “Audit-Related Fees” consist of fees for assurance and related services, including due diligence services, that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” The audit committee pre-approved 100% of the “Audit-Related Fees” in 2014 and 2013.
(3)	The “All Other Fees” consist of fees for products and services (other than the services disclosed under “Audit Fees,” “Audit-Related Fees” and “Tax Fees”). The audit committee pre-approved 100% of the “All Other Fees” in 2014 and 2013.

The audit committee has implemented procedures under our Audit Committee Pre-Approval Policy for Audit and Non-Audit Services, which we refer to as the Pre-Approval Policy, to ensure that all audit and permitted non-audit services to be provided to the Company have been pre-approved by the audit committee. Specifically, the audit committee pre-approves the use of our independent registered public accounting firm for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the audit committee before the service may be provided by our independent registered public accounting firm. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the audit committee. All of the audit-related, tax and all other services provided to us by PricewaterhouseCoopers LLP in 2014 and 2013 were approved by the audit committee by means of specific pre-approvals or pursuant to the procedures contained in the Pre-Approval Policy. All non-audit services provided in 2014 and 2013 were reviewed with the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1**	Employment Agreement, dated April 17, 2015 between Fleetmatics Group PLC, Fleetmatics USA, LLC and James M. Travers.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: April 22, 2015	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James M. Travers James M. Travers	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 22, 2015

/s/ Stephen Lifshatz Stephen Lifshatz	Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2015

/s/ Andrew G. Flett Andrew G. Flett	Director	April 22, 2015

/s/ James F. Kelliher James F. Kelliher	Director	April 22, 2015

/s/ Jack Noonan Jack Noonan	Director	April 22, 2015

/s/ Liam Young Liam Young	Director	April 22, 2015

/s/ Vincent R. De Palma Vincent R. De Palma	Director	April 22, 2015

/s/ Brian Halligan Brian Halligan	Director	April 22, 2015

/s/ Allison Mnookin Allison Mnookin	Director	April 22, 2015