Form 10-Q
period 2015-03-31
Fleetmatics Group plc
filed 2015-05-08
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of April 30, 2015 was 38,225,635.

FLEETMATICS GROUP PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$172,173	$175,400
Restricted cash	141	—
Accounts receivable, net of allowances of $2,877 and $2,200 at March 31, 2015 and December 31, 2014, respectively	20,892	16,876
Deferred tax assets	7,435	7,458
Prepaid expenses and other current assets	14,425	13,379

Total current assets	215,066	213,113
Property and equipment, net	82,456	79,734
Goodwill	38,835	30,207
Intangible assets, net	7,907	6,460
Deferred tax assets, net	6,232	6,353
Other assets	10,729	10,829

Total assets	$361,225	$346,696

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,534	$8,001
Accrued expenses and other current liabilities	24,485	24,307
Deferred revenue	24,319	22,592

Total current liabilities	59,338	54,900
Deferred revenue	9,941	10,241
Accrued income taxes	3,573	3,164
Long-term debt, net of discount of $681 at March 31, 2015	23,069	23,750
Other liabilities	4,100	2,356

Total liabilities	100,021	94,411

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 38,217,823 and 37,875,815 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	731	725
Additional paid-in capital	306,533	302,881
Accumulated other comprehensive loss	(7,460)	(970)
Accumulated deficit	(38,600)	(50,351)

Total shareholders’ equity	261,204	252,285

Total liabilities and shareholders’ equity	$361,225	$346,696

The accompanying notes are an integral part of the consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Subscription revenue	$65,471	$51,897
Cost of subscription revenue	17,185	12,746

Gross profit	48,286	39,151

Operating expenses:
Sales and marketing	23,269	18,362
Research and development	4,597	4,177
General and administrative	11,685	11,272

Total operating expenses	39,551	33,811

Income from operations	8,735	5,340
Interest income (expense), net	(269)	(163)
Foreign currency transaction gain (loss), net	4,969	(48)
Loss on extinguishment of debt	(107)	—
Other income (expense), net	—	41

Income before income taxes	13,328	5,170
Provision for income taxes	1,577	1,542

Net income	$11,751	$3,628

Net income per share:
Basic	$0.31	$0.10

Diluted	$0.30	$0.09

Weighted average ordinary shares outstanding:
Basic	37,989,086	37,129,314

Diluted	39,025,216	38,366,942

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$11,751	$3,628
Other comprehensive loss:
Foreign currency translation adjustment, net of tax of $0	(6,490)	(81)

Total other comprehensive loss	(6,490)	(81)

Comprehensive income	$5,261	$3,547

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$11,751	$3,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,566	4,303
Amortization of capitalized in-vehicle devices owned by customers	426	286
Amortization of intangible assets	585	594
Amortization of deferred commissions, other deferred costs and debt discount	2,486	1,773
Provision for (benefit from) deferred tax assets	—	78
Provision for accounts receivable allowances	503	790
Unrealized foreign currency transaction (gain) loss	(5,045)	20
Loss on disposal of property and equipment and other assets	559	417
Share-based compensation	4,543	3,004
Excess tax benefits from share-based awards	(1,063)	(96)
Loss on extinguishment of debt	107	—
Changes in operating assets and liabilities:
Accounts receivable	(4,396)	913
Prepaid expenses and other current and long-term assets	(3,028)	(2,114)
Accounts payable, accrued expenses and other current liabilities	1,485	2,112
Accrued income taxes	423	263
Deferred revenue	1,392	4,287

Net cash provided by operating activities	17,294	20,258

Cash flows from investing activities:
Purchases of property and equipment	(9,091)	(8,115)
Capitalization of internal-use software costs	(982)	(416)
Proceeds from sale of property and equipment	—	41
Payment for business acquired, net of cash acquired	(7,673)	—
Net (increase) decrease in restricted cash	(149)	64

Net cash used in investing activities	(17,895)	(8,426)

Cash flows from financing activities:
Payments of borrowings under Revolving Credit Facility	(23,750)	—
Proceeds from borrowings under Credit Facility	22,541	—
Proceeds from exercise of stock options	1,303	770
Taxes paid related to net share settlement of equity awards	(2,551)	(1,368)
Excess tax benefits from share-based awards	1,063	96
Payments of capital lease obligations	(174)	(156)
Payments of notes payable	(210)	(45)

Net cash used in financing activities	(1,778)	(703)

Effect of exchange rate changes on cash	(848)	(108)

Net increase (decrease) in cash	(3,227)	11,021
Cash, beginning of period	175,400	137,171

Cash, end of period	$172,173	$148,192

Supplemental disclosure of cash flow information:
Cash paid for interest	$231	$175
Cash paid (refunds received), net for income taxes	$129	$(370)
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and notes payable	$494	$1,315
Additions to property and equipment included in accounts payable or accrued expenses at the balance sheet dates	$2,410	$2,025

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

The accompanying consolidated balance sheet as of March 31, 2015, the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2015, the results of its operations, its comprehensive income, and its cash flows for the three months ended March 31, 2015 and 2014. The consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2015 and 2014 are also unaudited. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any other interim periods or future year.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in its Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission on February 27, 2015.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Fleetmatics did not have any financial assets and liabilities as of March 31, 2015 designated as Level 1.

•	Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data. Fleetmatics did not have any financial assets and liabilities as of March 31, 2015 designated as Level 2.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques. Fleetmatics has a contingent consideration assumed as a result of the Ornicar acquisition of $2.2 million as of March 31, 2015 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards Ornicar achieving certain unit sales and pricing targets at the time of acquisition and the discount rate that is based on the Company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting will be adjusted as the actual results provide the Company with more reliable information to weight the probability scenarios.

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities (with the exception of the Level 3 fair value measurement noted above) approximate fair value due to the short-term nature of these assets and liabilities. As of March 31, 2015 and December 31, 2014, the Company had no other assets or liabilities that would be classified under this fair value hierarchy.

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

Commission costs capitalized during the three months ended March 31, 2015 and 2014 totaled $2,549 and $2,020, respectively. Amortization of deferred commissions totaled $2,439 and $1,758 for the three months ended March 31, 2015 and 2014, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $15,538 and $15,496 as of March 31, 2015 and December 31, 2014, respectively. Foreign exchange differences also contribute to changes in the net amount of these deferred commission costs.

Capitalized In-Vehicle Device Costs

For customer arrangements in which we retain ownership of the in-vehicle devices installed in a customer’s fleet, we capitalize the cost of the in-vehicle devices (including installation and shipping costs) as a component of property and equipment in our consolidated balance sheets, and we depreciate these assets on a straight-line basis over their estimated useful life, which is currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the in-vehicle device, the carrying value of the asset is depreciated in full with expense immediately recorded as cost of subscription revenue. The carrying value of these installed in-vehicle devices (including installation and shipping costs) was $63.7 million and $61.8 million at March 31, 2015 and December 31, 2014, respectively. Depreciation of these installed in-vehicle devices totaled is included in cost of subscription revenue in our consolidated statements of operations.

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

Costs of in-vehicle devices owned by customers that were capitalized during the three months ended March 31, 2015 and 2014 totaled $12 and $31, respectively. Amortization of these capitalized costs totaled $426 and $286 for the three months ended March 31, 2015 and 2014, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Capitalized costs related to these in-vehicle devices of which title has transferred to customers, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $2,039 and $2,398 as of March 31, 2015 and December 31, 2014, respectively.

Recently Issued and Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard requires either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In April 2015, the FASB proposed deferring the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2017. We are in the process of evaluating the impact that the adoption of the new revenue recognition standard issued in May 2014 will have on our consolidated financial statements and footnote disclosures. The Company is currently assessing the potential impact of the ASU No. 2014-09 on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred commission costs	$8,162	$8,074
Prepaid taxes/taxes receivable	1,755	1,588
Prepaid software license fees and support	1,247	854
Prepaid insurance	1,156	1,021
Prepaid subscription service fees	216	21
Capitalized costs of in-vehicle devices owned by customers	175	360
Other	1,714	1,461

Total	$14,425	$13,379

4. Property and Equipment

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
In-vehicles—installed(1)	$112,429	$108,181
In-vehicles devices—uninstalled	6,140	5,541
Computer equipment	10,609	10,065
Internal-use software	7,944	7,815
Furniture and fixtures	1,961	1,981
Leasehold improvements	2,698	2,477

Total property and equipment	141,781	136,060
Less: Accumulated depreciation and amortization(1)	(59,325)	(56,326)

Property and equipment, net	$82,456	$79,734

(1)	During the quarter ended March 31, 2015, the Company removed $2,441 of fully depreciated in-vehicle devices no longer in service.

Depreciation and amortization expense related to property and equipment totaled $6,566 and $4,303 for the three months ended March 31, 2015 and 2014, respectively. Of those amounts, $5,974 and $3,864 for the three months ended March 31, 2015 and 2014, respectively, was recorded in cost of subscription revenue primarily related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remaining costs were included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $63,679 and $61,804 at March 31, 2015 and December 31, 2014, respectively. Foreign exchange differences contribute to changes in the carrying value of installed in-vehicle devices.

During the three months ended March 31, 2015 and 2014, the Company capitalized costs of $982 and $416, respectively, associated with the development of its internal-use software related to its on-demand software accessed by customers via its website as well as customization and development of its internal business systems. Amortization expense of the internal-use software totaled $478 and $114 during the three months ended March 31, 2015 and 2014, respectively. The carrying value of capitalized internal-use software was $5,188 and $5,325 as of March 31, 2015 and December 31, 2014, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of March 31, 2015 and December 31, 2014, the gross amount of assets under capital leases totaled $3,496 and $3,327, respectively, and related accumulated amortization totaled $1,479 and $1,459, respectively.

During the three months ended March 31, 2015 and 2014, the Company expensed $559 and $417, respectively, in conjunction with the replacement of installed in-vehicle devices resulting from the Company’s proactive migration to the most recent technology and to a lesser degree a required replacement of those devices. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

5. Business Combination

On February 19, 2015, the Company acquired all of the stock and equity interests of Ornicar SAS (“Ornicar”), a France-based privately-held SaaS provider of fleet management solutions. The total consideration of $10,634 consisted of $8,395 of cash paid to acquire all of the assets of Ornicar and to assume a nominal amount of liabilities and $2,239 of contingent consideration. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $8,628. This acquisition reflects the Company’s global growth strategy to further expand into mainland Europe and to acquire additional customers in new territories.

The following table summarizes the purchase price for Ornicar and the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of February 19, 2015:

Purchase consideration:
Total purchase price, net of cash acquired	$9,912
Cash acquired	722

Total purchase consideration	$10,634

Assets acquired and liabilities assumed:
Cash	$722
Accounts receivable	297
Prepaid expenses and other current assets	423
Property and equipment	103
Other long-term assets	7
Identifiable intangible assets	1,914
Goodwill	8,628

Total assets acquired, inclusive of goodwill	12,094
Accounts payable, accrued expenses and other current liabilities	(823)
Deferred tax liabilities	(637)

Total liabilities assumed	(1,460)

Total	$10,634

The estimated fair value of the intangible assets acquired as of the acquisition date was $1,914 with a useful life of three to eight years. The acquired intangible assets consisted of customer relationships, developed technology and trademarks.

The results of Ornicar have been included in the consolidated financial statements from the acquisition date of February 19, 2015. The results of Ornicar were not included in pro forma combined historical results of operation of the Company as they are not material.

6. Goodwill and Intangible Assets

As of March 31, 2015 and December 31, 2014, the carrying amount of goodwill was $38,835 and $30,207, respectively, and resulted from the acquisition of Ornicar in February 2015, KKT Srl (“KKT”) in May 2014, Connect2Field Holdings Pty Limited (“Connect2Field”) in August 2013 and SageQuest in July 2010. No impairment of goodwill was recorded during the three months ended March 31, 2015 or the year ended December 31, 2014.

The change in the carrying amount of goodwill for the three months ended March 31, 2015 was as follows (in thousands):

Balance at January 1, 2015	$30,207
Acquisition of Ornicar	8,628

Balance at March 31, 2015	$38,835

Intangible assets consisted of the following as of March 31, 2015 and December 31, 2014, with gross and net amounts of foreign currency-denominated intangible assets reflected at March 31, 2015 and December 31, 2014 exchange rates, respectively:

	March 31, 2015
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$12,757	$(7,750)	$5,007
Acquired developed technology	5,640	(2,985)	2,655
Trademarks	523	(393)	130
Patent	193	(78)	115

Total	$19,113	$(11,205)	$7,907

	December 31, 2014
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(7,471)	$3,629
Acquired developed technology	5,506	(2,822)	2,684
Trademarks	400	(387)	13
Patent	219	(85)	134

Total	$17,225	$(10,765)	$6,460

Amortization expense related to intangible assets was $585 and $594 for the three months ended March 31, 2015 and 2014, respectively. Of those amounts, amortization expense of $300 and $258 for the three months ended March 31, 2015 and 2014, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $285 and $336 for the three months ended March 31, 2015 and 2014, respectively, was included in sales and marketing expense in the consolidated statements of operations.

We currently expect to amortize the following remaining amounts of intangible assets held at March 31, 2015 in the fiscal periods as follows:

Year ending December 31,
2015	$2,195
2016	2,164
2017	1,369
2018	989
2019	780
Thereafter	410

$7,907

7. Other Assets

Other assets (non-current) consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred commission costs	$7,377	$7,423
Capitalized costs of in-vehicle devices owned by customers	1,864	2,037
Other	1,488	1,369

Total	$10,729	$10,829

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Accrued payroll and related expenses	$9,857	$10,862
Accrued professional fees	2,702	3,137
Accrued income taxes	1,724	1,869
Accrued marketing expense	1,239	934
Contingent consideration	1,091	—
Accrued insurance expense	861	337
Other	7,011	7,168

Total	$24,485	$24,307

9. Other Liabilities

Other liabilities (non-current) consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Accrued rent	$1,331	$1,371
Capital lease obligations	1,008	918
Contingent consideration	1,150	67
Deferred tax liabilities	611	—

Total	$4,100	$2,356

10. Long-term Debt

Credit Facility

On January 21, 2015, Fleetmatics Group PLC and its subsidiaries Fleetmatics USA, LLC and Fleetmatics Development Limited, as borrowers (the “Company”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto, for a senior, first-priority secured financing comprised of revolving loans, letters of credit and swing line loans in a total maximum amount of $125,000 (the “Credit Facility”). The Credit Facility consists of a five-year multi-currency revolving credit facility in a dollar amount of up to $125,000 which includes a sublimit of $5,000 for letters of credit and a $10,000 swing line facility. The Credit Facility also includes an accordion feature that allows the Company to increase the Credit Facility to a total of $200,000, subject to securing additional commitments from existing lenders or new lending institutions. The Company used the net proceeds of borrowings under the Credit Facility to repay the $23,750 outstanding under the Company’s previously existing revolving credit facility with Wells Fargo Capital Finance, LLC (“Amended Revolving Credit Facility”), and for working capital and other general corporate purposes. As a result of the early repayment of the Amended Revolving Credit Facility, in the three months ended March 31, 2015, the Company recorded a loss on extinguishment of debt of $107, comprised of the write-off of unamortized debt issuance costs.

At the Company’s election, loans made under the Credit Facility bear interest at either (1) a rate per annum equal to (a) the highest of the Administrative Agent’s prime rate, or 0.5% in excess of the Federal Funds Effective Rate or 2.0% in excess of one- month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one-, two-, three-, or six-month per annum LIBOR for deposits in U.S. dollars, plus an applicable margin. The applicable margin for the revolving loans depends on the Company’s leverage ratio and varies from 0.5% to 1.25%, in the case of Base Rate loans, and from 1.50% to 2.25%, in the case of LIBOR loans. Swing line loans bear interest at the Base Rate. Commitment fees on the average daily unused portion of the Credit Facility (excluding swing line loans) are payable at rates per annum ranging from 0.2% to 0.3%, depending on the Company’s leverage ratio.

On the issuance date of January 21, 2015, the Credit Facility was recorded in the consolidated balance sheet net of discount of $708, related to fees assessed by the lender at the time. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the maturity date. At March 31, 2015, the debt discount balance totaled $681. Accretion amounts recognized as interest expense for the three months ended March 31, 2015 totaled $27. On the issuance date, the Company also capitalized deferred financing costs of $501 related to third-party fees incurred in connection with the Credit Facility. These deferred costs are being amortized through charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the expiration date. At March 31, 2015, deferred financing cost recorded in other current assets and other assets (non-current) were $100 and $381, and totaled $481. Amortization amounts recognized as interest expense for the three months ended March 31, 2015 totaled $20.

The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020. As of March 31, 2015, the Company had outstanding borrowings of $23,750 under the Credit Facility and was in compliance with all such covenants.

11. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2015 was 11.8%, on pre-tax income of $13,328. The effective tax rate for three months ended March 31, 2015 was lower than the statutory Irish rate of 12.5% primarily due to income being generated in a jurisdiction that has a lower tax rate than the Irish statutory rate and to the Irish research and development tax credit. The Company made a change to its organizational structure that impacted the jurisdictional mix of profits and was favorable to our income tax expense. The decrease associated with these items was partially offset by the recording of uncertain tax positions including interest and penalties.

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

Stock Option Activity

Stock option activity during the three months ended March 31, 2015 was as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2014	850,247	$5.76
Granted	—
Exercised	(228,118)	$5.71
Forfeited and canceled	—	$—

Outstanding at March 31, 2015	622,129	$5.78

Vested and expected to vest at March 31, 2015	617,017	$5.75

Exercisable at March 31, 2015	519,508	$4.96

2012 Employee Share Purchase Plan

In September 2012, the Company’s Board of Directors adopted and its shareholders approved the 2012 Employee Share Purchase Plan, which became effective upon the closing of the Company’s initial public offering (“IPO”) in October 2012. The 2012 Employee Share Purchase Plan authorizes the issuance of up to 400,000 ordinary shares to participating employees.

All employees who have been employed for at least 30 days and whose customary employment is for more than 20 hours per week are eligible to participate in the 2012 Employee Share Purchase Plan. Any employee who owns 5% or more of the voting power or value of ordinary shares is not eligible to purchase shares under the 2012 Employee Share Purchase Plan. The Company will make one or more offerings each year to its employees to purchase shares under the 2012 Employee Share Purchase Plan. The first offering began during 2013 and subsequent offerings will usually begin on each May 1st and November 1st and will continue for six-month periods, referred to as offering periods. Each eligible employee may elect to participate in any offering by submitting an enrollment form at least 15 days before the relevant offering date.

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

Restricted Stock Unit Awards

On February 20, 2015, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 667,185 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 224,250 ordinary shares with a grant-date fair value of $38.88. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2015. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Three Months Ended March 31,
	2015	2014
Cost of subscription revenue	$251	$147
Sales and marketing	1,824	1,173
Research and development	673	397
General and administrative	1,795	1,287

Total	$4,543	$3,004

13. Net Income per Share

Basic and diluted net income per share attributable to ordinary shareholders was calculated as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Basic net income per share:
Numerator:
Net income	$11,751	$3,628

Denominator:
Weighted average ordinary shares outstanding—basic	37,989,086	37,129,314

Net income per share—basic	$0.31	$0.10

Diluted net income per share:
Numerator:
Net income	$11,751	$3,628

Denominator:
Weighted average ordinary shares outstanding—basic	37,989,086	37,129,314
Dilutive effect of ordinary share equivalents	1,036,130	1,237,628

Weighted average ordinary shares outstanding—diluted	39,025,216	38,366,942

Net income per share—diluted	$0.30	$0.09

14. Commitments and Contingencies

Lease Commitments

The Company leases its office space under non-cancelable operating leases, some of which contain payment escalations. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and records the difference between cash rent payments and rent expense recognized in the consolidated statements of operations as accrued rent within accrued expenses (current) and other liabilities (non-current). The Company also leases office equipment under operating leases that expire at various dates through 2019.

Future minimum lease payments under non-cancelable operating and capital leases at March 31, 2015 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
Remaining 2015	$7,693	$681	$8,374
2016	7,212	760	7,972
2017	6,560	416	6,976
2018	3,047	44	3,091
2019	1,867	—	1,867
Thereafter	1,962	—	1,962

Total	$28,341	1,901	$30,242

Less amount representing interest		(92)

Present value of minimum lease payments		$1,809

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at March 31, 2015 totaling $765 which will become payable in the year ending December 31, 2015.

Purchase Commitments

As of March 31, 2015, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps) and subscription fees for software services totaling $8,831, of which $3,671, $2,805, and $2,355 will become payable in the years ending December 31, 2015, 2016, and 2017, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2015 and December 31, 2014.

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

On December 19, 2013, GPNE Corp. filed a complaint against the Company (GPNE Corp. v. Fleetmatics USA, LLC, Civil Action No. 13-2049) in the United States District Court for the District of Delaware alleging infringement of certain U.S. patents. The parties executed an agreement to settle the claims for an amount that is not material to the business of the Company and on April 15, 2015 GPNE filed a joint stipulation of dismissal. The Court dismissed the case with prejudice on April 16, 2015 and the case is now closed.

15. Subsequent Event

In April 2015, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 137,917 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 128,917 ordinary shares with a grant-date fair value of $44.46. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2015. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015.

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. In addition, we offer an integrated, full-featured mobile workforce management application which provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of March 31, 2015, we had approximately 28,000 customers who collectively deployed our solutions in approximately 594,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 500 or fewer vehicles. During the three months ended March 31, 2015, we collected an average of approximately 69 million data points per day from these vehicles, and we have aggregated over 80 billion data points since our inception, which we believe provides valuable information that we may consider in the development of complementary solutions and additional sources of revenue.

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

We derive substantially all of our revenues from subscription agreements to our solutions, which typically include the use of our SaaS fleet management solution and an in-vehicle device. We generate sales through lead-generating Web-based advertising and targeted outbound sales efforts, which we then work to convert into paying customers. Our in-vehicle devices are installed by our network of installation partners. Initial customer contracts are typically 36 months in duration for fleet management customers and 12 months in duration for field service management customers, both with automatic annual renewals for one or more years thereafter, unless the customer elects not to renew. These contract terms provide us with a high degree of visibility into future revenue. Our customer contracts are non-cancelable, and our customers generally are billed on a monthly basis.

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional vehicle subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features of our fleet management applications to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In the three months ended March 31, 2015 and 2014, our largest customer accounted for approximately 5% and 6%, respectively, of our subscription revenue and our top 25 customers represented approximately 14% and 15%, respectively, of our subscription revenue.

As we pursue our growth strategy, we will have many opportunities and challenges. One of our key initiatives is to expand our business internationally and we expect to hire additional personnel as we pursue this expansion. In February 2015, we acquired France-based Ornicar. In the future, we may complete additional strategic acquisitions to help us expand our sales and operations internationally. We will have to address additional risks as we pursue this international expansion, including the difficulties of localizing our solutions, competing with local companies as well as the challenge of managing and staffing international operations. We also intend to explore opportunities to capitalize on the data we accumulate from our customers’ vehicles as we seek ways to monetize this valuable information. Over time, we may experience pressure on pricing as our products become more mature and as competition intensifies in various markets. Each of our strategic initiatives will require expenditure of capital and management focus and we may be unsuccessful as we execute our strategy.

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of March 31, 2015, we had approximately 594,000 vehicles under subscription, an increase of 25.8% from approximately 472,000 as of March 31, 2014. Total vehicles under subscription at March 31, 2015 of 594,000 included over 15,000 of vehicles under subscription as a result of our acquisition of Ornicar. Our subscription revenue in the three months ended March 31, 2015 grew 26.2% to $65.5 million compared to $51.9 million in the three months ended March 31, 2014. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income of $11.8 million in the three months ended March 31, 2015 compared to net income of $3.6 million in the three months ended March 31, 2014. Our Adjusted EBITDA (as defined below under Key Financial and Operating Metrics) in the three months ended March 31, 2015 grew 53.8% to $21.2 million compared to $13.8 million in the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Total vehicles under subscription	594,000	472,000
Adjusted EBITDA	$21,184	$13,777

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$11,751	$3,628
Provision for income taxes	1,577	1,542

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest (income) expense, net	269	163
Foreign currency transaction (gain) loss, net	(4,969)	48
Depreciation and amortization of property and equipment	6,566	4,303
Amortization of capitalized in-vehicle devices owned by customers	426	286
Amortization of intangible assets	585	594
Litigation and settlements	172	120
Acquisition-related transaction costs	157	89
Share-based compensation	4,543	3,004
Loss on extinguishment of debt	107	—

Adjusted EBITDA (unaudited)	$21,184	$13,777

Components of Results of Operations

Subscription Revenue

We derive substantially all of our revenue from subscription fees for our solutions, which typically include the use of our SaaS fleet management solution and an in-vehicle device. Our revenue is driven primarily by the number of vehicles under subscription and the price per vehicle under subscription. In addition, we generate revenue by selling our customers additional features, such as our fuel card integration, driving style option, and integration with Global Positioning System or GPS, navigation devices. We also generate revenue by selling aggregated, anonymous data to traffic subscription service providers.

Our contract terms generally are 36 months for fleet management customers and 12 months for field service management customers for their initial term with automatic annual renewals for one or more years thereafter, unless the customer elects not to renew. We collect fees from our customers for a ratable portion of the contract on a periodic basis, generally on a monthly basis in advance. Our payment terms are typically monthly in advance; however, we continue to enable our customers to prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a prepayment discount that is reflected in the pricing of the contract.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to communications, third-party data and hosting costs (which include the cost of telecommunications charges for data; subscription fees paid to third-party providers of Internet maps; posted speed limit and other data; and costs of hosting of our software applications underlying our product offerings); third-party costs related to the maintenance and repair of installed in-vehicle devices, which we refer to as field service costs; depreciation of in-vehicle devices (including installation and shipping costs related to these devices); amortization of capitalized in-vehicle devices owned by customers; personnel costs (including share-based compensation) of our customer support activities and related to configuration of our solutions to interface with the customers’ workflow or other internal systems where necessary; amortization expense for internal-use capitalized software costs; amortization of developed technology acquired as part of our acquisition of Ornicar in February 2015, KKT in May 2014, Connect2Field in August 2013 and SageQuest in July 2010; amortization of the patent for our vehicle tracking system; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. We allocate a portion of customer support costs related to assisting in the sales process to sales and marketing expense.

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

Sales and Marketing

Sales and marketing expenses consist primarily of wages and benefits (including share-based compensation) for sales and marketing personnel, including the amortization of deferred commissions and travel related expenses; advertising and promotional costs; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. Also included in our sales and marketing expenses is the amortization of the value of customer relationships and trademarks acquired as part of our SageQuest acquisition in 2010 and Ornicar in February 2015. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. We capitalize commission costs that are incremental and directly related to the acquisition of new customer contracts or renewals. For the majority of our customer contracts, we pay commissions in full when we receive the initial customer contract for a new subscription or a renewal subscription. For all other customer contracts, we pay commissions in full when we receive the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as an expense immediately.

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

Provision for Income Taxes

Provision for (benefit from) income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. There are two main drivers of our annual effective tax rate. First, as a multi-national company, we are subject to tax in various jurisdictions which apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law which is subject to interpretation on a jurisdiction by jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate and our non-operating entities are subject to tax at a 25% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively. Second, as a result of our global business model, we engage in a significant number of cross-border intercompany transactions. As a result of these transactions, we have recorded reserves for uncertain tax positions related to how the different jurisdictions may conclude on the tax treatment of the transaction and how we might settle those exposures. There is no guarantee that how one jurisdiction might view a particular transaction will be respected by another jurisdiction. Additionally, there may be instances where our income is subject to taxation in more than one jurisdiction.

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and other financial information as of and for the three months ended March 31, 2015, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Results of Operations

The following table presents our results of operations in thousands of dollars and as a percentage of subscription revenue for each of the periods indicated (certain items may not foot due to rounding).

	Three Months Ended March 31,
	2015		2014
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(Dollars in thousands)
Subscription revenue	$65,471	100.0%	$51,897	100.0%
Cost of subscription revenue	17,185	26.2	12,746	24.6

Gross profit	48,286	73.8	39,151	75.4

Operating expenses:
Sales and marketing	23,269	35.5	18,362	35.4
Research and development	4,597	7.0	4,177	8.1
General and administrative	11,685	17.8	11,272	21.7

Total operating expenses	39,551	60.4	33,811	65.2

Income from operations	8,735	13.3	5,340	10.3
Interest income (expense), net	(269)	(0.4)	(163)	(0.3)
Foreign currency transaction gain (loss), net	4,969	7.6	(48)	(0.1)
Loss on extinguishment of debt	(107)	(0.2)	—	—
Other income (expense), net	—	—	41	0.1

Income before income taxes	13,328	20.4	5,170	10.0
Provision for income taxes	1,577	2.4	1,542	3.0

Net income	$11,751	17.9%	$3,628	7.0%

Comparison of Three Months Ended March 31, 2015 and 2014

Subscription Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Subscription revenue	$65,471	$51,897	26.2%

Subscription revenue increased by $13.6 million, or 26.2%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 25.8% from the three months ended March 31, 2014 to the three months ended March 31, 2015. As of the period-ends, the number of vehicles under subscription increased from approximately 472,000 as of March 31, 2014 to approximately 594,000 (including the units acquired from Ornicar) as of March 31, 2015. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions, including the addition of 97 sales and marketing personnel from period-end to period-end. Our average selling prices generally remained stable, while volume increased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Cost of Subscription Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Cost of subscription revenue	$17,185	$12,746	34.8%

Cost of subscription revenue increased by $4.4 million, or 34.8%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 25.8% period-end to period-end (including the impact of the units acquired from Ornicar). Communications, third-party data and hosting costs increased by $0.8 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $0.4 million in data communications and hosting costs and $0.4 million in third-party data subscription fees for our software applications. Field service costs for maintenance and repair of installed in-vehicle devices increased by $0.7 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $1.9 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Payroll and related expenses increased by $0.6 million primarily due to an increase of 82 employees in our customer support and configuration groups. Facilities expense increased by $0.1 million as a result of increased office space requirements for our additional employees. Amortization of internal-use software increased by $0.3 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, our cost of subscription revenue increased from 24.6% in the three months ended March 31, 2014 to 26.2% in the three months ended March 31, 2015. We continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription. The economies of scale achieved through this improved pricing is offset by increased depreciation and amortization of installed in-vehicle devices primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks.

Sales and Marketing Expense

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Sales and marketing expense	$23,269	$18,362	26.7%

Sales and marketing expense increased $4.9 million, or 26.7%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily due to our investment in building brand and category awareness in our market to drive customer adoption of our solutions, the expansion of our sales and marketing efforts into international markets, and the build out of dedicated sales teams to support the Fleetmatics WORK application. We incurred increased payroll-related costs of $3.9 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 97 sales and marketing personnel from period-end to period-end. Those 97 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $0.6 million due to additional marketing and advertising efforts. Facilities expense increased by $0.5 million as a result of additional office space requirements related to our additional hiring efforts. These increases were partially offset by decreased amortization expense of $0.1 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense increased from 35.4% in the three months ended March 31, 2014 to 35.5% in the three months ended March 31, 2015. This increase was primarily due to the increases period-over-period related to the increases in payroll and related expenses and advertising and promotional expenditures period-over-period as noted above. Other cost increases in sales and marketing expense were in line with the percentage growth in subscription revenue period-over-period.

Research and Development Expense

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Research and development expense	$4,597	$4,177	10.1%

Research and development expense increased $0.4 million, or 10.1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily due to additional payroll-related costs of $0.6 million incurred related to an additional 40 employees hired, partially offset by a decrease of $0.2 million in consulting fees.

Research and development expense for the three months ended March 31, 2015 and 2014 of $4.6 million and $4.2 million, respectively, was recorded net after capitalization of $0.9 million and $0.4 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, decreased from 8.1% in the three months ended March 31, 2014 to 7.0% in the three months ended March 31, 2015. This decrease was primarily due to the increase period-over-period in capitalized costs related to our internal-use software applications, partially offset by the increases in payroll-related expenses period-over-period as noted above.

General and Administrative Expense

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
General and administrative expense	$11,685	$11,272	3.7%

General and administrative expense increased $0.4 million, or 3.7%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase was primarily due to an increase of $1.1 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 20 general and administrative personnel period-over-period in order to support the growth in the business, as well as an increase of $0.3 million of office-related costs associated with our additional employees. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.2 million of audit and tax fees primarily due to the review of our internal controls over financial reporting. These increases were partially offset by a decrease of $0.9 million in professional fees, which in the prior period included costs primarily related to legal fees associated with defending the class action complaint and the patent-infringement case and consulting fees associated with the implementation of certain functionality of our upgraded general ledger system, as well as a decrease of $0.3 million in bad debt expense.

As a percentage of subscription revenue, general and administrative expense decreased from 21.7% in the three months ended March 31, 2014 to 17.8% in the three months ended March 31, 2015 primarily due to the 3.7% increase in expenses noted above being more than offset by the impact of the 26.2% growth in our subscription revenue period-over-period.

Interest Income (Expense), net

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Interest income (expense), net	$(269)	$(163)	65.0%

Interest income (expense), net for the three months ended March 31, 2015 increased $0.1 million, or 65.0% as compared to the three months ended March 31, 2014 and primarily reflects the interest expense incurred on our long-term debt as well as amortization expense of related debt discounts and deferred financing costs.

On January 21, 2015, Fleetmatics Group PLC and its subsidiaries Fleetmatics USA, LLC and Fleetmatics Development Limited, as borrowers (the “Company”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto, for a senior, first-priority secured financing comprised of revolving loans, letters of credit and swing line loans in a total maximum amount of $125.0 million (the “Credit Facility”). The Credit Facility consists of a five-year multi-currency revolving credit facility in a dollar amount of up to $125.0 million which includes a sublimit of $5,000 for letters of credit and a $10,000 swing line facility. The Credit Facility also includes an accordion feature that will allow the Company to increase the Credit Facility to a total of $200.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The Company used the net proceeds of borrowings under the Credit Facility to repay the $23.8 million outstanding under the Company’s previously existing revolving credit facility with Wells Fargo Capital Finance, LLC (“Amended Revolving Credit Facility”), and for working capital and other general corporate purposes. At the Company’s election, loans made under the Credit Facility bear interest at either (1) a rate per annum equal to (a) the highest of the Administrative Agent’s prime rate, or 0.5% in excess of the Federal Funds Effective Rate or 2.0% in excess of one- month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one-, two-, three-, or six-month per annum LIBOR for deposits in U.S. dollars, plus an applicable margin. The applicable margin for the revolving loans depends on the Company’s leverage ratio and varies from 0.5% to 1.25%, in the case of Base Rate loans, and from 1.50% to 2.25%, in the case of LIBOR loans. Swing line loans bear interest at the Base Rate. Commitment fees on the average daily unused portion of the Credit Facility (excluding swing line loans) are payable at rates per annum ranging from 0.2% to 0.3%, depending on the Company’s leverage ratio. The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020. Interest income netted against interest expense was immaterial in the three months ended March 31, 2015 and 2014.

Foreign Currency Transaction Gain (Loss), net

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Foreign currency transaction gain (loss), net	$4,969	$(48)	NM

For the three months ended March 31, 2015, we recognized $5.0 million in foreign currency transaction gains as compared to $48 thousand in foreign currency transaction losses for the three months ended March 31, 2014. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. dollar compared to other currencies in which we transact primarily the euro and British pound, and to a lesser extent the Australian dollar.

Loss on Extinguishment of Debt

In January 2015, we used the $23.8 million in net proceeds from the borrowings under the Credit Facility with Citibank, N.A. to pay in full the amounts due under the Amended Revolving Credit Facility with Wells Fargo Capital Finance, LLC. The repayment of the Wells Fargo Capital Finance, LLC debt was accounted for as a debt extinguishment. For the three months ended March 31, 2015, we recognized a loss on extinguishment of debt of $0.1 million, which was primarily comprised of the write-off of unamortized debt issuance costs.

Provision for Income Taxes

	Three Months Ended March 31,
	2015	2014	% Change
	(Dollars in thousands)
Provision for income taxes	$1,577	$1,542	2.3%

Our provision for income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. We are subject to tax in various jurisdictions that apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law, which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate on its trading income and 25% on its non-trading income and our non-operating entities are subject to tax at a 25% or 0% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively.

Our effective income tax rate for the three months ended March 31, 2015 and 2014 was 11.8% and 29.8%, respectively, on pre-tax income of $13.3 million and $5.2 million, respectively. The effective tax rate for three months ended March 31, 2015 was lower than the statutory Irish rate of 12.5% primarily due to income being generated in a jurisdiction that has a lower tax rate than the statutory Irish rate and to the Irish research and development tax credit. The Company made a change to its organizational structure that impacted the jurisdictional mix of profits and was favorable to our income tax expense. The decrease associated with these items was partially offset due to the recording of uncertain tax positions including interest and penalties.

Our effective tax rate for the three months ended March 31, 2014 was higher than the statutory Irish rate of 12.5% primarily due to income being generated in jurisdictions that have a higher tax rate than the statutory Irish rate and to the recording of uncertain tax positions including interest and penalties. The increase associate with these items was partially offset by the Irish research and development tax credit. Our provision for income taxes may change from period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws including enacted statutory rates, as well as recurring factors, including changes in the mix of earnings in countries with differing statutory tax rates. As a result of our global business model and cross-border intercompany transactions, a change in uncertain tax positions or a change in statutory rates could have a significant effect on our overall effective tax rate.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows provided by operating activities	$17,294	$20,258
Cash flows used in investing activities	(17,895)	(8,426)
Cash flows used in financing activities	(1,778)	(703)
Effect of exchange rate changes on cash	(848)	(108)

Net increase (decrease) in cash	$(3,227)	$11,021

Operating Activities

Operating activities provided $17.3 million and $20.3 million of cash in the three months ended March 31, 2015 and 2014, respectively. The cash flow provided by operating activities resulted primarily from our net income of $11.8 million, net non-cash charges of $9.7 million, and net uses of cash of $4.1 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $10.1 million of depreciation and amortization expense, $4.5 million of share-based compensation expense, $0.5 million of provisions for accounts receivable allowances, $0.6 million for losses on disposal of property and equipment and other assets, $0.1 million for losses on extinguishment of debt, $5.0 million of unrealized foreign currency transaction gains, and $1.1 million in excess tax benefits from share-based awards. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1.4 million increase in deferred revenue, $1.5 million increase in accounts payable, accrued expenses, and other current liabilities, and $0.4 million increase in accrued income taxes, partially offset by a $4.4 million increase in accounts receivable from customers and $3.0 million increase in prepaid expenses and other assets. The increase in deferred revenue was attributable to a greater number of customers prepaying for a portion of their subscription during the quarter. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The increase in our accrued taxes was due to net increases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription, and to a lesser extent due to several annual customer invoices issued during the quarter. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the quarter.

Operating activities provided $20.3 million of cash in the three months ended March 31, 2014. The cash flow provided by operating activities resulted primarily from our net income of $3.6 million, net non-cash charges of $11.2 million, and net cash of $5.5 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $7.0 million of depreciation and amortization expense, $3.0 million of share-based compensation expense, $0.8 million of provisions for accounts receivable allowances, $0.1 million provision for deferred tax assets, $0.4 million for losses on disposal of property and equipment and other assets, and $0.1 million in excess tax benefits from share-based awards. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $4.3 million increase in deferred revenue, $2.1 million increase in accounts payable, accrued expenses, and other current liabilities, a $0.9 million decrease in accounts receivable from customers, and a $0.3 million increase in accrued income taxes, partially offset by a $2.1 million increase in prepaid expenses and other assets. The increase in deferred revenue was attributable to a greater number of customers in 2014 than in 2013 prepaying for a portion of their subscription. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The decrease in our accounts receivable was due to collection efforts in the first quarter of 2014 on certain customer billings which had been delayed due to a billing system conversion completed during the fourth quarter of 2013. The increase in our accrued taxes was due to net increases in our prior-year tax reserves. The increase in our prepaid expenses and other assets was due to increases in deferred commissions and capitalized costs of in-vehicle devices owned by customers due to the growth in our business.

Investing Activities

Net cash used in investing activities was $17.9 million and $8.4 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities consisted primarily of cash paid to acquire Ornicar of $7.7 million in the three months ended March 31, 2015, cash paid to purchase property and equipment of $9.1 million and $8.1 million in the three months ended March 31, 2015 and 2014, respectively, as well as costs capitalized for internal-use software of $1.0 million and $0.4 million in the three months ended March 31, 2015 and 2014, respectively.

Financing Activities

Net cash used in financing activities was $1.8 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in financing activities for the three months ended March 31, 2015 consisted of payments of borrowings under the Amended Revolving Credit Facility of $23.8 million, payments of taxes related to net share settlement of equity awards of $2.6 million, payments of our capital lease obligations of $0.2 million, and payments of notes payable of $0.2 million, partially offset by net proceeds from borrowings under our Credit Facility of $22.5 million, proceeds from the issuance of ordinary shares under stock option plans of $1.3 million and from excess tax benefits from share-based awards of $1.0 million. Net cash used in financing activities for the three months ended March 31, 2014 consisted of payments of taxes related to net share settlement of equity awards of $1.4 million, payments of our capital lease obligations of $0.2 million, partially offset by proceeds from the issuance of ordinary shares under stock option plans of $0.8 million and from excess tax benefits from share-based awards of $0.1 million.

Indebtedness and Liquidity

We believe that our cash and borrowings available under our Amended Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

On January 21, 2015, Fleetmatics Group PLC and its subsidiaries Fleetmatics USA, LLC and Fleetmatics Development Limited, as borrowers (the “Company”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto, for a senior, first-priority secured financing comprised of revolving loans, letters of credit and swing line loans in a total maximum amount of $125.0 million (the “Credit Facility”). The Credit Facility consists of a five-year multi-currency revolving credit facility in a dollar amount of up to $125.0 million which includes a sublimit of $5,000 for letters of credit and a $10,000 swing line facility. The Credit Facility also includes an accordion feature that allows the Company to increase the Credit Facility to a total of $200.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The Company used the net proceeds of borrowings under the Credit Facility to repay the $23.8 million outstanding under the Company’s previously existing revolving credit facility with Wells Fargo Capital Finance, LLC (“Amended Revolving Credit Facility”), and for working capital and other general corporate purposes. The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020. As of March 31, 2015 the Company had outstanding borrowings of $23.8 million under the Credit Facility and was in compliance with all such covenants.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease 16,587 square feet of office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Scottsdale, Arizona, Sydney, Australia, Reading, Berkshire in the United Kingdom, Utrecht, the Netherlands, and Grenoble, France for our sales, marketing and customer care organizations under lease agreements that expire at various dates through 2021. We lease office space in Florence, Italy primarily for research and development employees. The Company also leases office equipment under operating leases that expire at various dates through 2019.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2017.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2015.

The following table summarizes our contractual obligations at March 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit Facility(1)	$24,729	$203	$406	$24,120	$—
Capital lease obligations(2)	1,901	871	1,030	—	—
Operating lease obligations(3)	17,766	4,153	7,985	4,175	1,453
Outstanding purchase obligations(4)	8,831	4,499	4,332	—	—
Data center commitments(5)	765	765	—	—	—

Total(6)	$53,992	$10,491	$13,753	$28,295	$1,453

(1)	Represents the outstanding borrowings and contractually required unused line fees and service fees contractually required under our Credit Facility in existence at March 31, 2015.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of March 31, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.

(3)	Represents the contractually required payments under our operating lease obligations in existence as of March 31, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of March 31, 2015. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of March 31, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $3.6 million recorded as liabilities for unrecognized tax benefits (inclusive of $2.9 million of accrued interest and penalties) as of March 31, 2015 as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority because the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 11 to our unaudited consolidated financial statements for further discussion on income taxes.

Recently Issued and Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (“ASU 2014-15”). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard requires either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In April 2015, the FASB proposed deferring the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2017. We are in the process of evaluating the impact that the adoption of the new revenue recognition standard issued in May 2014 will have on our consolidated financial statements and footnote disclosures. The Company is currently assessing the potential impact of the ASU No. 2014-09 on its consolidated financial statements.

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

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction gains of $5.0 million were recorded for the three months ended March 31, 2015.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation losses of $6.5 million were recorded for the three months ended March 31, 2015.

For the three months ended March 31, 2015, approximately 8.9% of our revenues and approximately 20.5% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. In addition, 16.1% of our assets and 14.8% of our liabilities were subject to foreign currency translation exposure as of March 31, 2015 as compared to 10.2% of our assets and 10.9% of our liabilities as of December 31, 2014.

Currently, our largest foreign currency exposures are those with respect to the euro, the British pound, and the Australian dollar. Relative to foreign currency exposures existing at March 31, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the three months ended March 31, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $4.1 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of March 31, 2015. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. The Company is exposed to market risk from changes in interest rates with respect to its Credit Facility which bears interest at variable rates (based on the Company’s discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2015, $23.8 million was outstanding under the Credit Facility with an interest rate of 1.85%. A one percentage point increase or decrease in interest rates would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three month periods ended March 31, 2015 and 2014. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2013, GPNE Corp. filed a complaint against the Company (GPNE Corp. v. Fleetmatics USA, LLC, Civil Action No. 13-2049) in the United States District Court for the District of Delaware alleging infringement of certain U.S. patents. The parties executed an agreement to settle the claims for an amount not material to the business of the Company and on April 15, 2015 GPNE filed a joint stipulation of dismissal. The Court dismissed the case with prejudice on April 16, 2015 and the case is now closed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company purchased 75,953 restricted shares from employees to cover withholding taxes due from the employees at the time the shares vested at an average price per share of $42.80. The following table provides information about Fleetmatics’ purchases of restricted shares for the three months ended March 31, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2015—January 31, 2015	700	$35.41
February 1, 2015—February 28, 2015	2,040	$39.91
March 1, 2015—March 31, 2015	73,213	$42.95

Total	75,953	$42.80

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1*	Lease Agreement between Fleetmatics Pty Ltd and The Trust Company Limited dated as of December 23, 2014.

10.2*	Lease Agreement between Fleetmatics USA, LLC and Cal-Park View Limited Partnership dated as of March 9, 2015.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: May 8, 2015	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)