Form 10-Q
period 2015-06-30
Fleetmatics Group plc
filed 2015-08-07
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of July 31, 2015 was 38,466,273.

FLEETMATICS GROUP PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$179,608	$175,400
Restricted cash	142	—
Accounts receivable, net of allowances of $2,673 and $2,200 at June 30, 2015 and December 31, 2014, respectively	19,940	16,876
Deferred tax assets	7,449	7,458
Prepaid expenses and other current assets	14,661	13,379

Total current assets	221,800	213,113
Property and equipment, net	93,697	79,734
Goodwill	38,835	30,207
Intangible assets, net	7,247	6,460
Deferred tax assets, net	6,322	6,353
Other assets	10,179	10,829

Total assets	$378,080	$346,696

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,916	$8,001
Accrued expenses and other current liabilities	26,392	24,307
Deferred revenue	23,922	22,592

Total current liabilities	60,230	54,900
Deferred revenue	9,990	10,241
Accrued income taxes	4,021	3,164
Long-term debt, net of discount of $804 at June 30, 2015	22,946	23,750
Other liabilities	6,988	2,356

Total liabilities	104,175	94,411

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 38,431,767 and 37,875,815 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	735	725
Additional paid-in capital	311,505	302,881
Accumulated other comprehensive loss	(5,130)	(970)
Accumulated deficit	(33,205)	(50,351)

Total shareholders’ equity	273,905	252,285

Total liabilities and shareholders’ equity	$378,080	$346,696

The accompanying notes are an integral part of the consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Subscription revenue	$68,588	$55,268	$134,059	$107,165
Cost of subscription revenue	17,753	14,534	34,938	27,280

Gross profit	50,835	40,734	99,121	79,885

Operating expenses:
Sales and marketing	24,192	22,049	47,461	40,411
Research and development	5,201	4,613	9,798	8,790
General and administrative	12,885	9,486	24,570	20,758

Total operating expenses	42,278	36,148	81,829	69,959

Income from operations	8,557	4,586	17,292	9,926
Interest income (expense), net	(225)	(210)	(494)	(373)
Foreign currency transaction gain (loss), net	(1,900)	402	3,069	354
Loss on extinguishment of debt	—	—	(107)	—
Other income (expense), net	—	—	—	41

Income before income taxes	6,432	4,778	19,760	9,948
Provision for income taxes	1,037	1,545	2,614	3,087

Net income	$5,395	$3,233	$17,146	$6,861

Net income per share:
Basic	$0.14	$0.09	$0.45	$0.18

Diluted	$0.14	$0.08	$0.44	$0.18

Weighted average ordinary shares outstanding:
Basic	38,322,263	37,411,223	38,156,595	37,271,047

Diluted	39,212,404	38,360,498	39,034,834	38,376,232

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,395	$3,233	$17,146	$6,861

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0	2,330	(345)	(4,160)	(426)

Total other comprehensive income (loss)	2,330	(345)	(4,160)	(426)

Comprehensive income	$7,725	$2,888	$12,986	$6,435

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$17,146	$6,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,133	10,116
Amortization of capitalized in-vehicle devices owned by customers	517	658
Amortization of intangible assets	1,199	1,221
Amortization of deferred commissions, other deferred costs and debt discount	5,055	3,791
Provision for (benefit from) deferred tax assets	—	(284)
Provision for accounts receivable allowances	1,347	985
Unrealized foreign currency transaction (gain) loss	(3,166)	(388)
Loss on disposal of property and equipment and other assets	1,219	778
Share-based compensation	10,340	6,427
Excess tax benefits from share-based awards	(2,142)	(8,752)
Loss on extinguishment of debt	107	—
Changes in operating assets and liabilities:
Accounts receivable	(4,155)	4,677
Prepaid expenses and other current and long-term assets	(5,736)	(3,219)
Accounts payable, accrued expenses and other current liabilities	2,318	5,008
Accrued income taxes	863	1,149
Deferred revenue	951	4,822

Net cash provided by operating activities	38,996	33,850

Cash flows from investing activities:
Purchases of property and equipment	(19,976)	(18,390)
Capitalization of internal-use software costs	(1,942)	(1,342)
Proceeds from sale of property and equipment	—	41
Payment for business acquired, net of cash acquired	(7,673)	(2,228)
Net (increase) decrease in restricted cash	(149)	64

Net cash used in investing activities	(29,740)	(21,855)

Cash flows from financing activities:
Payments of borrowings under Revolving Credit Facility	(23,750)	—
Proceeds from borrowings under Credit Facility	22,382	—
Proceeds from exercise of stock options	1,901	1,391
Taxes paid related to net share settlement of equity awards	(6,220)	(3,150)
Excess tax benefits from share-based awards	2,142	8,752
Payments of capital lease obligations	(492)	(365)
Payments of notes payable	(330)	(179)

Net cash provided by (used in) financing activities	(4,367)	6,449

Effect of exchange rate changes on cash	(681)	(142)

Net increase in cash	4,208	18,302
Cash, beginning of period	175,400	137,171

Cash, end of period	$179,608	$155,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$411	$348
Cash paid (refunds received), net for income taxes	$173	$742
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and notes payable	$2,180	$1,940
Additions to property and equipment included in accounts payable or accrued expenses at the balance sheet dates	$3,887	$2,433
Leasehold improvements financed by landlord through lease incentives	$2,258	$—
Issuance of ordinary shares under employee share purchase plan	$548	$441

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

The accompanying consolidated balance sheet as of June 30, 2015, the consolidated statements of operations and the consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2015, the results of its operation and its comprehensive income for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. The consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2015 and 2014 are also unaudited. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any other interim periods or future year.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Fleetmatics did not have any financial assets and liabilities as of June 30, 2015 designated as Level 1.

•	Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data. Fleetmatics did not have any financial assets and liabilities as of June 30, 2015 designated as Level 2.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques. Fleetmatics has a contingent consideration liability assumed as a result of the Ornicar acquisition of $2,322 as of June 30, 2015 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards Ornicar achieving certain unit sales and pricing targets at the time of acquisition and the discount rate that is based on the Company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting will be adjusted as the actual results provide the Company with more reliable information to weight the probability scenarios.

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities (with the exception of the Level 3 fair value measurement noted above) approximate fair value due to the short-term nature of these assets and liabilities. As of June 30, 2015 and December 31, 2014, the Company had no other assets or liabilities that would be classified under this fair value hierarchy.

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

Commission costs capitalized during the three months ended June 30, 2015 and 2014 totaled $3,089 and $3,939, respectively, and during the six months ended June 30, 2015 and 2014 totaled $5,638 and $5,959, respectively. Amortization of deferred commissions totaled $2,508 and $2,003 for the three months ended June 30, 2015 and 2014, respectively, and totaled $4,947 and $3,761 for the six months ended June 30, 2015 and 2014, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $16,174 and $15,496 as of June 30, 2015 and December 31, 2014, respectively. Foreign exchange differences also contribute to changes in the net amount of these deferred commission costs.

Capitalized In-Vehicle Device Costs

For customer arrangements in which we retain ownership of the in-vehicle devices installed in a customer’s fleet, we capitalize the cost of the in-vehicle devices (including installation and shipping costs) as a component of property and equipment in our consolidated balance sheets, and we depreciate these assets on a straight-line basis over their estimated useful life, which is currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the in-vehicle device, the carrying value of the asset is depreciated in full with expense immediately recorded as cost of subscription revenue. The carrying value of these installed in-vehicle devices (including installation and shipping costs) was $68,987 and $61,804 at June 30, 2015 and December 31, 2014, respectively. Depreciation of these installed in-vehicle devices totaled is included in cost of subscription revenue in our consolidated statements of operations.

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

Costs of in-vehicle devices owned by customers that were capitalized during the three months ended June 30, 2015 and 2014 totaled $1 and $40, respectively, and during the six months ended June 30, 2015 and 2014 totaled $13 and $71, respectively. Amortization of these capitalized costs totaled $91 and $372 for the three months ended June 30, 2015 and 2014, respectively, and $517 and $658 for the six months ended June 30, 2015 and 2014, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Capitalized costs related to these in-vehicle devices of which title has transferred to customers, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $1,221 and $2,398 as of June 30, 2015 and December 31, 2014, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard requires either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB approved a proposal deferring the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2017. We are in the process of evaluating the impact that the adoption of the new revenue recognition standard issued in May 2014 will have on our consolidated financial statements and footnote disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Deferred commission costs	$8,483	$8,074
Prepaid taxes/taxes receivable	1,784	1,588
Prepaid software license fees and support	1,704	854
Prepaid insurance	757	1,021
Capitalized costs of in-vehicle devices owned by customers	125	360
Prepaid subscription service fees	229	21
Other	1,579	1,461

Total	$14,661	$13,379

4. Property and Equipment

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
In-vehicle devices—installed(1)	$121,067	$108,181
In-vehicle devices—uninstalled	6,169	5,541
Computer equipment	13,087	10,065
Internal-use software	9,212	7,815
Furniture and fixtures	2,797	1,981
Leasehold improvements	5,639	2,477

Total property and equipment	157,971	136,060
Less: Accumulated depreciation and amortization(1)	(64,274)	(56,326)

Property and equipment, net	$93,697	$79,734

(1)	During the six months ended June 30, 2015, the Company removed $5,468 of fully depreciated in-vehicle devices no longer in service.

Depreciation and amortization expense related to property and equipment totaled $6,567 and $5,813 for the three months ended June 30, 2015 and 2014, respectively, and totaled $13,133 and $10,116 for the six months ended June 30, 2015 and 2014, respectively. Of those amounts, $5,907 and $5,307 for the three months ended June 30, 2015 and 2014, respectively, and $11,881 and $9,171 for the six months ended June 30, 2015 and 2014, respectively, was recorded in cost of subscription revenue primarily related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remaining costs were included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $68,987 and $61,804 at June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2015 and 2014, the Company capitalized costs of $1,942 and $1,342, respectively, associated with the development of its internal-use software related to its SaaS software offerings accessed by customers as well as customization and development of its internal business systems. Amortization expense of the internal-use software totaled $472 and $367 during the three months ended June 30, 2015 and 2014, respectively, and $950 and $481 during the six months ended June 30, 2015 and 2014, respectively. The carrying value of capitalized internal-use software was $5,871 and $5,325 as of June 30, 2015 and December 31, 2014, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of June 30, 2015 and December 31, 2014, the gross amount of assets under capital leases totaled $5,284 and $3,327, respectively, and related accumulated amortization totaled $1,765 and $1,459, respectively.

During the three months ended June 30, 2015 and 2014, the Company expensed $660 and $361, respectively, and during the six months ended June 30, 2015 and 2014 expensed $1,219 and $778, respectively, in conjunction with the replacement of installed in-vehicle devices resulting from the Company’s proactive migration to the most recent technology and to a lesser degree a required replacement of those devices. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

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

6. Goodwill and Intangible Assets

As of June 30, 2015 and December 31, 2014, the carrying amount of goodwill was $38,835 and $30,207, respectively, and resulted from the acquisition of Ornicar in February 2015, KKT Srl (“KKT”) in May 2014, Connect2Field Holdings Pty Limited (“Connect2Field”) in August 2013 and SageQuest in July 2010. No impairment of goodwill was recorded during the six months ended June 30, 2015 or the year ended December 31, 2014.

The change in the carrying amount of goodwill for the six months ended June 30, 2015 was as follows (in thousands):

Balance at January 1, 2015	$30,207
Acquisition of Ornicar	8,628

Balance at June 30, 2015	$38,835

Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014, with gross and net amounts of foreign currency-denominated intangible assets reflected at June 30, 2015 and December 31, 2014 exchange rates, respectively:

	June 30, 2015
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$12,758	$(8,048)	$4,710
Acquired developed technology	5,640	(3,342)	2,298
Trademarks	523	(401)	122
Patent	201	(84)	117

Total	$19,122	$(11,875)	$7,247

	December 31, 2014
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(7,471)	$3,629
Acquired developed technology	5,506	(2,822)	2,684
Trademarks	400	(387)	13
Patent	219	(85)	134

Total	$17,225	$(10,765)	$6,460

Amortization expense related to intangible assets was $614 and $627 for the three months ended June 30, 2015 and 2014, respectively. Of those amounts, amortization expense of $308 and $291 for the three months ended June 30, 2015 and 2014, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $306 and $336 for the three months ended June 30, 2015 and 2014, respectively, was included in sales and marketing expense in the consolidated statements of operations.

Amortization expense related to intangible assets was $1,199 and $1,221 for the six months ended June 30, 2015 and 2014, respectively. Of those amounts, amortization expense of $608 and $549 for the six months ended June 30, 2015 and 2014, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $591 and $672 for the six months ended June 30, 2015 and 2014, respectively, was included in sales and marketing expense in the consolidated statements of operations.

We currently expect to amortize the following remaining amounts of intangible assets held at June 30, 2015 in the fiscal periods as follows:

Year ending December 31,
Remaining 2015	$1,486
2016	2,204
2017	1,375
2018	990
2019	781
Thereafter	411

$7,247

7. Other Assets

Other assets (non-current) consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Deferred commission costs	$7,691	$7,423
Capitalized costs of in-vehicle devices owned by customers	1,096	2,037
Other	1,392	1,369

Total	$10,179	$10,829

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accrued payroll and related expenses	$9,878	$10,862
Accrued professional fees	2,693	3,137
Accrued income taxes	1,329	1,869
Accrued marketing expense	1,204	934
Contingent consideration	1,161	—
Accrued insurance expense	899	337
Other	9,228	7,168

Total	$26,392	$24,307

9. Other Liabilities

Other liabilities (non-current) consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accrued rent and lease incentives	$3,212	$1,371
Capital lease obligations	1,916	918
Contingent consideration	1,223	67
Deferred tax liabilities	637	—

Total	$6,988	$2,356

10. Long-term Debt

Credit Facility

On January 21, 2015, Fleetmatics Group PLC and its subsidiaries Fleetmatics USA, LLC and Fleetmatics Development Limited, as borrowers (the “Company”) entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto, for a senior, first-priority secured financing comprised of revolving loans, letters of credit and swing line loans in a total maximum amount of $125,000 (the “Credit Facility”). The Credit Facility consists of a five-year multi-currency revolving credit facility in a dollar amount of up to $125,000 which includes a sublimit of $5,000 for letters of credit and a $10,000 swing line facility. The Credit Facility also includes an accordion feature that allows the Company to increase the Credit Facility to a total of $200,000, subject to securing additional commitments from existing lenders or new lending institutions. The Company used the net proceeds of borrowings under the Credit Facility to repay the $23,750 outstanding under the Company’s previously existing revolving credit facility with Wells Fargo Capital Finance, LLC (“Amended Revolving Credit Facility”), and for working capital and other general corporate purposes. As a result of the early repayment of the Amended Revolving Credit Facility, in the first quarter of 2015, the Company recorded a loss on extinguishment of debt of $107, comprised of the write-off of unamortized debt issuance costs.

At the Company’s election, loans made under the Credit Facility bear interest at either (1) a rate per annum equal to (a) the highest of the Administrative Agent’s prime rate, or 0.5% in excess of the Federal Funds Effective Rate or 2.0% in excess of one-month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one-, two-, three-, or six-month per annum LIBOR for deposits in U.S. dollars, plus an applicable margin. The applicable margin for the revolving loans depends on the Company’s leverage ratio and varies from 0.5% to 1.25%, in the case of Base Rate loans, and from 1.50% to 2.25%, in the case of LIBOR loans. Swing line loans bear interest at the Base Rate. Commitment fees on the average daily unused portion of the Credit Facility (excluding swing line loans) are payable at rates per annum ranging from 0.2% to 0.3%, depending on the Company’s leverage ratio.

On the issuance date of January 21, 2015, the Credit Facility was recorded in the consolidated balance sheet net of discount of $708, related to fees assessed by the lender at the time. During the second quarter of 2015, the Company recorded additional fees related to the debt of $159. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the maturity date. At June 30, 2015, the debt discount balance totaled $804. Accretion amounts recognized as interest expense for the three and six months ended June 30, 2015 totaled $36 and $63, respectively. On the issuance date, the Company also capitalized deferred financing costs of $501 related to third-party fees incurred in connection with the Credit Facility. These deferred costs are being amortized through charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the expiration date. At June 30, 2015, deferred financing cost recorded in other current assets and other assets (non-current) were $100 and $356, respectively, and totaled $456. Amortization amounts recognized as interest expense for the three and six months ended June 30, 2015 totaled $25 and $45, respectively.

The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020. As of June 30, 2015, the Company had outstanding borrowings of $23,750 under the Credit Facility and was in compliance with all such covenants.

11. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2015 was 16.1% and 13.2%, respectively, on pre-tax income of $6,432 and $19,760, respectively. The effective tax rate for the three and six months ended June 30, 2015 was higher than the statutory Irish rate of 12.5% primarily due to the recording of uncertain tax positions including interest and penalties. The increase associated with these items was partially offset by research and development tax credits in Ireland and income being generated in jurisdictions that have a lower tax rate than the Irish statutory rate. The Company made a change to its organizational structure in the fourth quarter of 2014 that impacted the jurisdictional mix of profits and was beneficial to our income tax rate for the three and six months ended June 30, 2015.

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

Stock Option Activity

Stock option activity during the six months ended June 30, 2015 was as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2014	850,247	$5.76
Granted	—	$—
Exercised	(305,451)	$6.22
Forfeited and canceled	—	$—

Outstanding at June 30, 2015	544,796	$5.51

Vested and expected to vest at June 30, 2015	541,588	$5.48

Exercisable at June 30, 2015	469,055	$4.75

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

Restricted Stock Unit Awards

In February 2015, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 667,185 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 224,250 ordinary shares with a grant-date fair value of $38.88. In April 2015, the Company granted RSUs for the purchase of 137,917 ordinary shares and PSUs for the purchase of 128,917 ordinary shares with a grant-date fair value of $44.46. In June 2015, the Company granted RSUs for the purchase of 4,314 ordinary shares with a grant-date fair value of $45.90. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2015. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of subscription revenue	$308	$172	$559	$319
Sales and marketing	1,960	1,329	3,784	2,502
Research and development	788	468	1,461	865
General and administrative	2,741	1,454	4,536	2,741

Total	$5,797	$3,423	$10,340	$6,427

13. Net Income per Share

Basic and diluted net income per share attributable to ordinary shareholders was calculated as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net income per share:
Numerator:
Net income	$5,395	$3,233	$17,146	$6,861

Denominator:
Weighted average ordinary shares outstanding—basic	38,322,263	37,411,223	38,156,595	37,271,047

Net income per share—basic	$0.14	$0.09	$0.45	$0.18

Diluted net income per share:
Numerator:
Net income	$5,395	$3,233	$17,146	$6,861

Denominator:
Weighted average ordinary shares outstanding—basic	38,322,263	37,411,223	38,156,595	37,271,047
Dilutive effect of ordinary share equivalents	890,141	949,275	878,239	1,105,185

Weighted average ordinary shares outstanding—diluted	39,212,404	38,360,498	39,034,834	38,376,232

Net income per share—diluted	$0.14	$0.08	$0.44	$0.18

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

Future minimum lease payments under non-cancelable operating and capital leases at June 30, 2015 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
Remaining 2015	$4,888	$741	$5,629
2016	7,546	1,369	8,915
2017	6,912	1,011	7,923
2018	3,387	201	3,588
2019	2,588	—	2,588
Thereafter	4,416	—	4,416

Total	$29,737	3,322	$33,059

Less amount representing interest		(144)

Present value of minimum lease payments		$3,178

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at June 30, 2015 total $383 which will become payable in the year ending December 31, 2015.

Purchase Commitments

As of June 30, 2015, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps) and subscription fees for software services totaling $7,400, of which $2,240, $2,805, and $2,355 will become payable in the years ending December 31, 2015, 2016, and 2017, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2015 and December 31, 2014.

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

15. Subsequent Event

In August 2015, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 118,223 ordinary shares with a grant-date fair value of $48.24. The RSUs have restrictions which lapse up to four years from the date of grant.

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. In addition, we offer an integrated, full-featured mobile workforce management application which provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of June 30, 2015, we had approximately 29,000 fleet management customers who collectively deployed our solutions in approximately 625,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 500 or fewer vehicles. During the six months ended June 30, 2015, we collected an average of approximately 70 million data points per day from these vehicles, and we have aggregated over 87 billion data points since our inception, which we believe provides valuable information that we may consider in the development of complementary solutions and additional sources of revenue.

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

We derive substantially all of our revenues from subscription agreements to our solutions, which typically include the use of our SaaS fleet management solution and an in-vehicle device. We generate sales through lead-generating Web-based advertising and targeted outbound sales efforts, which we then work to convert into paying customers. Our in-vehicle devices are installed by our network of installation partners. Initial customer contracts are typically 36 months in duration for fleet management customers and 12 months in duration for field service management customers, both with automatic renewals for one or more years thereafter, unless the customer elects not to renew. These contract terms provide us with a high degree of visibility into future revenue. Our customer contracts are non-cancelable, and our customers generally are billed on a monthly basis.

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional vehicle subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features of our fleet management applications to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In the six months ended June 30, 2015 and 2014, our largest customer accounted for approximately 5% and 6%, respectively, of our subscription revenue and our top 25 customers represented approximately14% and 15%, respectively, of our subscription revenue.

As we pursue our growth strategy, we will have many opportunities and challenges. One of our key initiatives is to expand our business internationally and we expect to hire additional personnel as we pursue this expansion. In February 2015, we acquired France-based Ornicar SAS (“Ornicar”). In the future, we may complete additional strategic acquisitions to help us expand our sales and operations internationally. We will have to address additional risks as we pursue this international expansion, including the difficulties of localizing our solutions, competing with local companies as well as the challenge of managing and staffing international operations. We also intend to explore opportunities to capitalize on the data we accumulate from our customers’ vehicles as we seek ways to monetize this valuable information. Over time, we may experience pressure on pricing as our products become more mature and as competition intensifies in various markets. Each of our strategic initiatives will require expenditure of capital and management focus and we may be unsuccessful as we execute our strategy.

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of June 30, 2015, we had approximately 625,000 vehicles under subscription, an increase of 25.3% from approximately 499,000 as of June 30, 2014. Our subscription revenue in the three months ended June 30, 2015 grew 24.1% to $68.6 million compared to $55.3 million in the three months ended June 30, 2014. Our subscription revenue in the six months ended June 30, 2015 grew 25.1% to $134.1 million compared to $107.2 million in the six months ended June 30, 2014. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income of $17.1 million in the six months ended June 30, 2015 compared to net income of $6.9 million in the six months ended June 30, 2014. Adjusted EBITDA (as defined below under Key Financial and Operating Metrics) in the six months ended June 30, 2015 grew 47.2% to $42.4 million compared to $28.8 million in the six months ended June 30, 2014.

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

On September 23, 2013, we completed a follow-on public offering of our ordinary shares, which resulted in the sale of 5,976,443 ordinary shares by selling shareholders at a price of $46.79 per ordinary share. All of the shares sold in the offering were sold by Fleetmatics Investor Holdings, L.P., the principal stockholder of the Company. In addition, certain of the existing shareholders granted the underwriters an option to purchase an additional 597,644 ordinary shares. Fleetmatics did not receive any proceeds from the sale of these shares.

Key Financial and Operating Metrics

In addition to traditional financial metrics, we monitor the ongoing operation of our business using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Total vehicles under subscription			625,000	499,000
Adjusted EBITDA	$21,236	$15,047	$42,420	$28,824

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and investors should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, investors should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$5,395	$3,233	$17,146	$6,861
Provision for income taxes	1,037	1,545	2,614	3,087
Interest (income) expense, net	225	210	494	373
Foreign currency transaction (gain) loss, net	1,900	(402)	(3,069)	(354)
Depreciation and amortization of property and equipment	6,567	5,813	13,133	10,116
Amortization of capitalized in-vehicle devices owned by customers	91	372	517	658
Amortization of intangible assets	614	627	1,199	1,221
Share-based compensation	5,797	3,423	10,340	6,427
Litigation and settlements	(390)	97	(218)	217
Acquisition-related transaction costs	—	129	157	218
Loss on extinguishment of debt	—	—	107	—

Adjusted EBITDA (unaudited)	$21,236	$15,047	$42,420	$28,824

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

Our contract terms generally are 36 months for fleet management customers and 12 months for field service management customers for their initial term with automatic renewals for one or more years thereafter, unless the customer elects not to renew. We collect fees from our customers for a ratable portion of the contract on a periodic basis, generally on a monthly basis in advance. Our payment terms are typically monthly in advance; however, we continue to enable our customers to prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a prepayment discount that is reflected in the pricing of the contract.

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

Provision for Income Taxes

Provision for income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. There are two main drivers of our annual effective tax rate. First, as a multi-national company, we are subject to tax in various jurisdictions which apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating income is subject to tax at a 12.5% tax rate and our non-operating income is subject to tax at a 25% and 0% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively. Second, as a result of our global business model, we engage in a significant number of cross-border intercompany transactions. As a result of these transactions, we have recorded reserves for uncertain tax positions related to how the different jurisdictions may conclude on the tax treatment of the transaction and how we might settle those exposures. There is no guarantee that how one jurisdiction might view a particular transaction will be respected by another jurisdiction. Additionally, there may be instances where our income is subject to taxation in more than one jurisdiction.

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and other financial information as of and for the three and six months ended June 30, 2015, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Results of Operations

The following table presents our results of operations in thousands of dollars and as a percentage of subscription revenue for each of the periods indicated (certain items may not foot due to rounding).

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands)
Subscription revenue	$68,588	100.0%	$55,268	100.0%	$134,059	100.0%	$107,165	100.0%
Cost of subscription revenue	17,753	25.9	14,534	26.3	34,938	26.1	27,280	25.5

Gross profit	50,835	74.1	40,734	73.7	99,121	73.9	79,885	74.5

Operating expenses:
Sales and marketing	24,192	35.3	22,049	39.9	47,461	35.4	40,411	37.7
Research and development	5,201	7.6	4,613	8.4	9,798	7.3	8,790	8.2
General and administrative	12,885	18.8	9,486	17.2	24,570	18.3	20,758	19.4

Total operating expenses	42,278	61.6	36,148	65.4	81,829	61.0	69,959	65.3

Income from operations	8,557	12.5	4,586	8.3	17,292	12.9	9,926	9.3
Interest income (expense), net	(225)	(0.3)	(210)	(0.4)	(494)	(0.4)	(373)	(0.4)
Foreign currency transaction gain (loss), net	(1,900)	(2.8)	402	0.7	3,069	2.3	354	0.3
Loss on extinguishment of debt	—	—	—	—	(107)	(0.1)	—	—
Other income (expense), net	—	—	—	—	—	—	41	—

Income (loss) before income taxes	6,432	9.4	4,778	8.7	19,760	14.7	9,948	9.3
Provision for income taxes	1,037	1.5	1,545	2.8	2,614	1.9	3,087	2.9

Net income (loss)	$5,395	7.9%	$3,233	5.9%	$17,146	12.8%	$6,861	6.4%

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Subscription Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Subscription revenue	$68,588	$55,268	24.1%	$134,059	$107,165	25.1%

Subscription revenue increased by $13.3 million, or 24.1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and increased $26.9 million, or 25.1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 25.3% from the three months ended June 30, 2014 to the three months ended June 30, 2015. As of the period-ends, the number of vehicles under subscription increased from approximately 499,000 as of June 30, 2014 to approximately 625,000 as of June 30, 2015. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions, including the addition of 114 sales and marketing personnel from period-end to period-end. Our average selling prices generally remained stable, while volume increased in the three and six months ended June 30, 2015 as compared to the three months and six months ended June 30, 2014.

Cost of Subscription Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of subscription revenue	$17,753	$14,534	22.1%	$34,938	$27,280	28.1%

Cost of subscription revenue increased by $3.2 million, or 22.1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 25.3% period-end to period-end. Communications, third-party data and hosting costs increased by $1.2 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $0.8 million in data communications and hosting costs and $0.4 million in third-party data subscription fees for our software applications. Field service costs for maintenance and repair of installed in-vehicle devices increased by $0.8 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $0.3 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers’ in-vehicle devices from 2G to 3G networks. Payroll and related expenses increased by $0.8 million primarily due to an increase of 92 employees in our customer support and configuration groups. Facilities expense increased by $0.1 million as a result of increased office space requirements for our additional employees.

Cost of subscription revenue increased by $7.7 million, or 28.1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 25.3% period-end to period-end. Communications, third-party data and hosting costs increased by $2.0 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $1.2 million in data communications and hosting costs and $0.8 million in third-party data subscription fees for our software applications. Field service costs for maintenance and repair of installed in-vehicle devices increased by $1.5 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $2.1 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers’ in-vehicle devices from 2G to 3G networks. Payroll and related expenses increased by $1.5 million primarily due to an increase of 92 employees in our customer support and configuration groups. Facilities expense increased by $0.2 million as a result of increased office space requirements for our additional employees. Amortization of internal-use software increased by $0.3 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by $0.1 million primarily due to amortization related to the intangible assets acquired in the KKT and Ornicar acquisitions.

As a percentage of subscription revenue, our cost of subscription revenue decreased from 26.3% in the three months ended June 30, 2015 to 25.9% in the three months ended June 30, 2015. As our business and subscription revenue has grown, the decrease in cost of subscription revenue as a percentage of subscription revenue has resulted from leveraging our scale to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data. In addition, we achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription.

As a percentage of subscription revenue, our cost of subscription revenue increased from 25.5% in the six months ended June 30, 2014 to 26.1% in the six months ended June 30, 2015. Although we continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription, these decreases are attributable to the increased expenses noted above being more than offset by the impact of the percentage growth in our subscription revenue period-over-period.

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing expense	$24,192	$22,049	9.7%	$47,461	$40,411	17.4%

Sales and marketing expense increased $2.1 million, or 9.7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, the build out of dedicated sales teams to support the Fleetmatics WORK application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $3.6 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 114 sales and marketing personnel from period-end to period-end. Those 114 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Facilities expense increased by $0.3 million as a result of additional office space requirements related to our additional hiring efforts. These increases were partially offset by decreased advertising and promotional expenditures of $1.8 million, primarily due to the release of the new software platform during the second quarter of 2014.

Sales and marketing expense increased $7.1 million, or 17.4%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, the build out of dedicated sales teams to support the Fleetmatics WORK application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $7.6 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 114 sales and marketing personnel from period-end to period-end. Those 114 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Facilities expense increased by $0.9 million as a result of additional office space requirements for our additional employees. These increases were partially offset by decreased advertising and promotional expenditures of $1.1 million, primarily due to the release of the new software platform during the second quarter of 2014, travel expenses of $0.2 million, and amortization expense of $0.1 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense decreased from 39.9% in the three months ended June 30, 2014 to 35.3% in the three months ended June 30, 2015, and decreased from 37.7% in the six months ended June 30, 2014 to 35.4% in the six months ended June 30, 2015, primarily due to the increase in expenses noted above being more than offset by the impact of the $13.3 million and $26.9 million growth in our subscription revenue in the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development expense	$5,201	$4,613	12.7%	$9,798	$8,790	11.5%

Research and development expense increased $0.6 million, or 12.7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $0.7 million incurred related to an additional 52 employees hired, partially offset by a decrease of $0.1 million in consulting fees. Research and development expense increased $1.0 million, or 11.5%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $1.3 million and recruiting expenses of $0.2 million, incurred related to additional employees hired, partially offset by a $0.4 million reduction in consulting fees and a $0.1 million reduction in travel expenses.

Research and development expense for the three months ended June 30, 2015 and 2014 of $5.2 million and $4.6 million, respectively, and for the six months ended June 30, 2015 and 2014 of $9.8 million and $8.8 million, respectively, was recorded net after capitalization of $0.9 million, $0.5 million, $1.8 million and $0.9 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, decreased from 8.4% in the three months ended June 30, 2014 to 7.6% in the three months ended June 30, 2015, and decreased from 8.2% in the six months ended June 30, 2014 to 7.3% in the six months ended June 30, 2015. These decreases were primarily due to the increases period-over-period in capitalized costs related to our internal-use software applications, partially offset by the increases in payroll-related expenses period-over-period as noted above.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative expense	$12,885	$9,486	35.8%	$24,570	$20,758	18.4%

General and administrative expense increased $3.4 million, or 35.8%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily due to an increase of $2.7 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 35 general and administrative personnel period-over-period in order to support the growth in the business, as well as an increase of $0.2 million of recruiting costs associated with our newly hired employees. Bad debt expense increased $0.6 million due to the increase in accounts receivable period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of a $0.1 million increase in amortization of internal-use software and an increase of $0.1 million in merchant and bank fees due to the increase in customer subscriptions. These increases were partially offset by a decrease of $0.3 million in professional fees, primarily related to a reduction in legal fees which include reimbursements of legal fees and costs associated with defending the previously settled class action lawsuit.

General and administrative expense increased $3.8 million, or 18.4%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was primarily due to an increase of $3.8 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 35 general and administrative personnel period-over-period in order to support the growth in the business. Bad debt expense increased $0.4 million due to the increase in accounts receivable period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.3 million of recruiting costs and $0.2 million of office-related costs associated with our newly hired employees, a $0.2 million increase in amortization of internal-use software, and an increase of $0.1 million in merchant and bank fees due to the increase in customer subscriptions. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.2 million of audit and tax fees primarily due to the review of our internal controls over financial reporting. These increases were partially offset by a decrease of $1.2 million in professional fees, primarily related to a reduction in legal fees which include reimbursements of legal fees and costs associated with defending the previously settled class action lawsuit as well as a decrease in consulting fees associated with the implementation of certain functionality of our upgraded general ledger system.

As a percentage of subscription revenue, general and administrative expense increased from 17.2% in the three months ended June 30, 2014 to 18.8% in the three months ended June 30, 2015 primarily due to the increases period-over-period in payroll and related expenses, partially offset by a reduction in professional fees as noted above. Other cost increases in general and administrative expense were in line with the percentage growth in subscription revenue period-over-period.

As a percentage of subscription revenue, general and administrative expense decreased from 19.4% in the six months ended June 30, 2014 to 18.3% in the six months ended June 30, 2015 primarily due to the decrease in professional fees as noted above, as well the increase in other expenses noted above being more than offset by the impact of the 25.1% growth in our subscription revenue period-over-period.

Interest Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income (expense), net	$(225)	$(210)	7.1%	$(494)	$(373)	32.4%

Interest income (expense), net for the three months ended June 30, 2015 increased $15 thousand, or 7.1% as compared to the three months ended June 30, 2014, and increased $0.1 million in the six months ended June 30, 2015, or 32.4%, as compared to the six months ended June 30, 2014 and primarily reflects the interest expense incurred on our long-term debt and capital leases as well as amortization expense of related debt discounts and deferred financing costs. See Note 10 to our consolidated financial statements for further details about our Credit Facility. Interest income netted against interest expense was immaterial in the three and six months ended June 30, 2015 and 2014.

Foreign Currency Transaction Gain (Loss), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Foreign currency transaction gain (loss), net	$(1,900)	$402	(572.6)%	$3,069	$354	766.9%

For the three months ended June 30, 2015, we recognized $1.9 million in foreign currency transaction losses as compared to $0.4 million in foreign currency transaction gains for the three months ended June 30, 2014. For the six months ended June 30, 2015, we recognized $3.1 million in foreign currency transaction gains as compared to $0.4 million in foreign currency transaction gains for the six months ended June 30, 2014. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. dollar compared to other currencies in which we transact, primarily the euro and British pound, and to a lesser extent the Australian dollar.

Loss on Extinguishment of Debt

In January 2015, we used the $23.8 million in net proceeds from the borrowings under the Credit Facility with Citibank, N.A. to pay in full the amounts due under the Amended Revolving Credit Facility with Wells Fargo Capital Finance, LLC. The repayment of the Wells Fargo Capital Finance, LLC debt was accounted for as a debt extinguishment. During the first quarter of 2015, we recognized a loss on extinguishment of debt of $0.1 million, which was primarily comprised of the write-off of unamortized debt issuance costs.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for income taxes	$1,037	$1,545	(32.9)%	$2,614	$3,087	(15.3)%

Our provision for income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. We are subject to tax in various jurisdictions that apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law, which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating income is subject to tax at a 12.5% tax rate and our non-operating income is subject to tax at a 25% and 0% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively.

Our effective income tax rate for the three and six months ended June 30, 2015 was 16.1% and 13.2%, respectively, on pre-tax income of $6.4 million and $19.8 million, respectively. The effective tax rate for three and six months ended June 30, 2015 was higher than the statutory Irish rate of 12.5% primarily due to the recording of uncertain tax positions including interest and penalties. The increase associated with these items was partially offset by research and development tax credits in Ireland and income being generated in jurisdictions that have a lower tax rate than the Irish statutory rate. The Company made a change to its organizational structure in the fourth quarter of 2014 that impacted the jurisdictional mix of profits and was beneficial to our income tax rate for the three and six months ended June 30, 2015.

Our effective income tax rate for the three and six months ended June 30, 2014 was 32.3% and 31.0%, respectively, on pre-tax income of $4.8 million and 9.9 million, respectively. The effective tax rate for the three months ended June 30, 2014 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows provided by operating activities	$38,996	$33,850
Cash flows used in investing activities	(29,740)	(21,855)
Cash flows provided by (used in) financing activities	(4,367)	6,449
Effect of exchange rate changes on cash	(681)	(142)

Net increase in cash	$4,208	$18,302

Operating Activities

Operating activities provided $39.0 million and $33.9 million of cash in the six months ended June 30, 2015 and 2014, respectively. The cash flow provided by operating activities in the six months ended June 30, 2015 resulted primarily from our net income of $17.1 million, net non-cash charges of $27.6 million, and net uses of cash of $5.8 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $19.9 million of depreciation and amortization expense, $10.3 million of share-based compensation expense, $1.3 million of provisions for accounts receivable allowances, $1.2 million for losses on disposal of property and equipment and other assets, $0.1 million for losses on extinguishment of debt, $3.2 million of unrealized foreign currency transaction gains, and $2.1 million in excess tax benefits from share-based awards. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $4.2 million increase in our accounts receivable from customers and a $5.7 million increase in prepaid expenses and other assets, partially offset by a $2.3 million increase in accounts payable, accrued expenses and other current liabilities, a $1.0 million increase in deferred revenue, and a $0.9 million increase in accrued income taxes. The increase in deferred revenue was attributable to a greater number of customers prepaying for a portion of their subscription during the period. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The increase in our accrued taxes was due to net increases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription, and to a lesser extent due to several annual customer invoices issued during the period. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the period.

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

Investing Activities

Net cash used in investing activities was $29.7 million and $21.9 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities consisted primarily of cash paid to acquire Ornicar of $7.7 million in the six months ended June 30, 2015, cash paid to acquire KKT of $2.2 million in the six months ended June 30, 2014, cash paid to purchase property and equipment of $20.0 million and $18.4 million in the six months ended June 30, 2015 and 2014, respectively, as well as costs capitalized for internal-use software of $1.9 million and $1.3 million in the six months ended June 30, 2015 and 2014, respectively.

Financing Activities

Net cash used in financing activities was $4.4 million for the six months ended June 30, 2015 and net cash provided by financing activities was $6.4 million for the six months ended June 30, 2014. Net cash used in financing activities for the six months ended June 30, 2015 consisted of payments of borrowings under the Amended Revolving Credit Facility of $23.8 million, payments of taxes related to net share settlement of equity awards of $6.2 million, payments of our capital lease obligations of $0.5 million, and payments of notes payable of $0.3 million, partially offset by net proceeds from borrowings under our Credit Facility of $22.4 million, proceeds from the issuance of ordinary shares under stock option plans of $1.9 million and from excess tax benefits from share-based awards of $2.1 million. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of excess tax benefits from share-based awards of $8.8 million and proceeds from the issuance of ordinary shares under stock option plans of $1.4 million, partially offset by payments of taxes related to net share settlement of equity awards of $3.2 million, payments of our capital lease obligations of $0.4 million, and payments of notes payable of $0.2 million.

Indebtedness and Liquidity

We believe that our cash and borrowings available under our Amended Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. See Note 10 to our consolidated financial statements for further details about our Credit Facility.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease 20,717 square feet of office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Scottsdale, Arizona, Sydney, Australia, Reading, Berkshire in the United Kingdom, Utrecht, the Netherlands, and Grenoble, France for our sales, marketing and customer care organizations under lease agreements that expire at various dates through 2022. We lease office space in Florence, Italy primarily for research and development employees.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2017.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2015.

The following table summarizes our contractual obligations at June 30, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit Facility(1)	$24,678	$203	$406	$24,069	$—
Capital lease obligations(2)	3,322	1,425	1,897	—	—
Operating lease obligations(3)	21,026	4,430	8,384	4,965	3,247
Outstanding purchase obligations(4)	7,400	3,823	3,577	—	—
Data center commitments(5)	383	383	—	—	—

Total(6)	$56,809	$10,264	$14,264	$29,034	$3,247

(1)	Represents the outstanding borrowings and contractually required unused line fees and service fees contractually required under our Credit Facility in existence at June 30, 2015.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of June 30, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of June 30, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of June 30, 2015. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of June 30, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $4.0 million recorded as liabilities for unrecognized tax benefits (inclusive of $3.2 million of accrued interest and penalties) as of June 30, 2015 as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority because the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 11 to our unaudited consolidated financial statements for further discussion on income taxes.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements for further details about recently issued and adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction gains of $3.1 million were recorded for the six months ended June 30, 2015.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation losses of $4.2 million were recorded for the six months ended June 30, 2015.

For the six months ended June 30, 2015, approximately 9.4% of our revenues and approximately 20.7% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. In addition, 16.5% of our assets and 15.2% of our liabilities were subject to foreign currency translation exposure as of June 30, 2015 as compared to 10.2% of our assets and 10.9% of our liabilities as of December 31, 2014.

Currently, our largest foreign currency exposures are those with respect to the euro, the British pound, and the Australian dollar. Relative to foreign currency exposures existing at June 30, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the six months ended June 30, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $5.3 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of June 30, 2015. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. The Company is exposed to market risk from changes in interest rates with respect to its Credit Facility which bears interest at variable rates (based on the Company’s discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2015, $23.8 million was outstanding under the Credit Facility with an interest rate of 1.85%. A one percentage point increase or decrease in interest rates would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the six months ended June 30, 2015 and 2014. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2015, the Company purchased 146,787 restricted shares from employees and non-employee directors to cover withholding taxes due from them at the time the shares vested at an average price per share of $42.91. The following table provides information about the Company’s purchases of restricted shares for the six months ended June 30, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2015—January 31, 2015	700	$35.41
February 1, 2015—February 28, 2015	2,040	$39.91
March 1, 2015—March 31, 2015	73,213	$42.95
April 1, 2015—April 30, 2015	701	$45.58
May 1, 2015—May 31, 2015	67,952	$42.88
June 1, 2015—June 30, 2015	2,181	$46.36

Total	146,787	$42.91

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1*	Lease Agreement between Fleetmatics USA, LLC and MLCFC 2006-4 Golf Office, LLC dated as of February 19, 2015.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: August 7, 2015	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)