Form 10-Q
period 2015-09-30
Fleetmatics Group plc
filed 2015-11-06
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of October 31, 2015 was 38,583,752.

FLEETMATICS GROUP PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$189,347	$175,400
Restricted cash	130	—
Accounts receivable, net of allowances of $3,028 and $2,200 at September 30, 2015 and December 31, 2014, respectively	20,032	16,876
Deferred tax assets	7,439	7,458
Prepaid expenses and other current assets	15,099	13,379

Total current assets	232,047	213,113
Property and equipment, net	97,973	79,734
Goodwill	38,835	30,207
Intangible assets, net	6,628	6,460
Deferred tax assets, net	6,283	6,353
Other assets	11,050	10,829

Total assets	$392,816	$346,696

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,565	$8,001
Accrued expenses and other current liabilities	33,455	24,307
Deferred revenue	22,325	22,592

Total current liabilities	65,345	54,900
Deferred revenue	9,389	10,241
Accrued income taxes	3,559	3,164
Long-term debt, net of discount of $760 at September 30, 2015	22,990	23,750
Other liabilities	7,326	2,356

Total liabilities	108,609	94,411

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 38,528,363 and 37,875,815 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	736	725
Additional paid-in capital	312,589	302,881
Accumulated other comprehensive loss	(4,729)	(970)
Accumulated deficit	(24,389)	(50,351)

Total shareholders’ equity	284,207	252,285

Total liabilities and shareholders’ equity	$392,816	$346,696

The accompanying notes are an integral part of the consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Subscription revenue	$73,471	$60,421	$207,530	$167,586
Cost of subscription revenue	18,808	15,056	53,746	42,336

Gross profit	54,663	45,365	153,784	125,250

Operating expenses:
Sales and marketing	24,771	19,153	72,232	59,564
Research and development	5,669	4,259	15,467	13,049
General and administrative	14,483	10,623	39,053	31,381

Total operating expenses	44,923	34,035	126,752	103,994

Income from operations	9,740	11,330	27,032	21,256
Interest income (expense), net	(183)	(149)	(677)	(522)
Foreign currency transaction gain (loss), net	(1,074)	316	1,995	670
Loss on extinguishment of debt	—	—	(107)	—
Other income (expense), net	(40)	(42)	(40)	(1)

Income before income taxes	8,443	11,455	28,203	21,403
Provision for (benefit from) income taxes	(373)	3,260	2,241	6,347

Net income	$8,816	$8,195	$25,962	$15,056

Net income per share:
Basic	$0.23	$0.22	$0.68	$0.40

Diluted	$0.22	$0.21	$0.66	$0.39

Weighted average ordinary shares outstanding:
Basic	38,478,125	37,575,672	38,264,949	37,373,705

Diluted	39,460,848	38,532,609	39,125,249	38,424,555

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$8,816	$8,195	$25,962	$15,056

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0	401	(1,455)	(3,759)	(1,881)

Total other comprehensive income (loss)	401	(1,455)	(3,759)	(1,881)

Comprehensive income	$9,217	$6,740	$22,203	$13,175

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$25,962	$15,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,520	15,951
Amortization of capitalized in-vehicle devices owned by customers	639	896
Amortization of intangible assets	1,814	1,902
Amortization of deferred commissions, other deferred costs and debt discount	7,589	5,955
Provision for (benefit from) deferred tax assets	—	(277)
Provision for accounts receivable allowances	2,529	1,672
Unrealized foreign currency transaction (gain) loss	(2,165)	(735)
Loss on disposal of property and equipment and other assets	2,224	1,315
Share-based compensation	17,010	9,717
Changes in excess tax benefits from share-based awards	3,624	(13,056)
Loss on extinguishment of debt	107	—
Changes in operating assets and liabilities:
Accounts receivable	(5,527)	3,440
Prepaid expenses and other current and long-term assets	(9,566)	(2,277)
Accounts payable, accrued expenses and other current liabilities	5,142	2,751
Accrued income taxes	404	1,415
Deferred revenue	(1,228)	3,797

Net cash provided by operating activities	69,078	47,522

Cash flows from investing activities:
Purchases of property and equipment	(32,494)	(28,908)
Capitalization of internal-use software costs	(3,222)	(2,491)
Proceeds from sale of property and equipment	—	41
Payment for business acquired, net of cash acquired	(7,673)	(2,274)
Net (increase) decrease in restricted cash	(149)	64

Net cash used in investing activities	(43,538)	(33,568)

Cash flows from financing activities:
Payments of borrowings under Revolving Credit Facility	(23,750)	—
Proceeds from borrowings under Credit Facility	46,132	—
Payments of borrowings under Credit Facility	(23,750)	—
Proceeds from exercise of stock options	2,437	1,967
Taxes paid related to net share settlement of equity awards	(6,600)	(3,703)
Changes in excess tax benefits from share-based awards	(3,624)	13,056
Payments of capital lease obligations	(1,019)	(620)
Payments of notes payable	(399)	(365)

Net cash provided by (used in) financing activities	(10,573)	10,335

Effect of exchange rate changes on cash	(1,020)	(452)

Net increase in cash	13,947	23,837
Cash, beginning of period	175,400	137,171

Cash, end of period	$189,347	$161,008

Supplemental disclosure of cash flow information:
Cash paid for interest	$833	$525
Cash paid (refunds received), net for income taxes	$314	$1,234
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and notes payable	$3,409	$2,647
Additions to property and equipment included in accounts payable or accrued expenses at the balance sheet dates	$2,030	$2,167
Leasehold improvements financed by landlord through lease incentives	$2,258	$—
Issuance of ordinary shares under employee share purchase plan	$548	$441

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Fleetmatics Group PLC (the “Company”) is a public limited company incorporated in the Republic of Ireland. The Company is a leading global provider of mobile workforce solutions delivered as software-as-a-service (“SaaS”). Its mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. The Company offers intuitive, cost-effective Web-based and mobile solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. An integrated, full-featured mobile workforce management product provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. New customers for the Company’s SaaS offerings typically enter into initial 36-month, non-cancelable subscription agreements for fleet management solutions and 12-month non-cancelable subscription agreements for field service management solutions, both with automatic renewals for one or more years thereafter, unless the customer elects not to renew. Amounts are generally billed and due monthly; however, some customers prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a prepayment discount that is reflected in the pricing of the contract.

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

The accompanying consolidated balance sheet as of September 30, 2015, the consolidated statements of operations and the consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2015, the results of its operation and its comprehensive income for the three and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. The consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2015 and 2014 are also unaudited. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any other interim periods or future years.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Fleetmatics did not have any financial assets and liabilities as of September 30, 2015 designated as Level 1.

•	Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data. Fleetmatics did not have any financial assets and liabilities as of September 30, 2015 designated as Level 2.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques. Fleetmatics has a contingent consideration liability assumed as a result of the Ornicar acquisition of $2,242 as of September 30, 2015 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards Ornicar achieving certain unit sales and pricing targets at the time of acquisition and the discount rate that is based on the Company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting will be adjusted as the actual results provide the Company with more reliable information to weight the probability scenarios.

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities (with the exception of the Level 3 fair value measurement noted above) approximate fair value due to the short-term nature of these assets and liabilities. As of September 30, 2015 and December 31, 2014, the Company had no other assets or liabilities that would be classified under this fair value hierarchy.

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

Commission costs capitalized during the three months ended September 30, 2015 and 2014 totaled $4,103 and $2,944, respectively, and during the nine months ended September 30, 2015 and 2014 totaled $9,741 and $8,903, respectively. Amortization of deferred commissions totaled $2,465 and $2,150 for the three months ended September 30, 2015 and 2014, respectively, and totaled $7,412 and $5,910 for the nine months ended September 30, 2015 and 2014, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $17,717 and $15,496 as of September 30, 2015 and December 31, 2014, respectively. Foreign exchange differences also contribute to changes in the net amount of these deferred commission costs.

Capitalized In-Vehicle Device Costs

For customer arrangements in which we retain ownership of the in-vehicle devices installed in a customer’s fleet, we capitalize the cost of the in-vehicle devices (including installation and shipping costs) as a component of property and equipment in our consolidated balance sheets, and we depreciate these assets on a straight-line basis over their estimated useful life, which is currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the in-vehicle device, the carrying value of the asset is depreciated in full with expense immediately recorded as cost of subscription revenue. The carrying value of these installed in-vehicle devices (including installation and shipping costs) was $71,613 and $61,804 at September 30, 2015 and December 31, 2014, respectively. Depreciation of these installed in-vehicle devices totaled is included in cost of subscription revenue in our consolidated statements of operations.

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

Costs of in-vehicle devices owned by customers that were capitalized during the three months ended September 30, 2015 and 2014 totaled $379 and $61, respectively, and during the nine months ended September 30, 2015 and 2014 totaled $392 and $132, respectively. Amortization of these capitalized costs totaled $122 and $238 for the three months ended September 30, 2015 and 2014, respectively, and $639 and $896 for the nine months ended September 30, 2015 and 2014, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Capitalized costs related to these in-vehicle devices of which title has transferred to customers, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $997 and $2,398 as of September 30, 2015 and December 31, 2014, respectively.

Recently Issued and Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustment” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard requires either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are in the process of evaluating the impact that the adoption of the new revenue recognition standard will have on our consolidated financial statements and footnote disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Deferred commission costs	$8,951	$8,074
Prepaid taxes/taxes receivable	2,058	1,588
Prepaid software license fees and support	1,538	854
Prepaid insurance	700	1,021
Capitalized costs of in-vehicle devices owned by customers	126	360
Prepaid subscription service fees	111	21
Other	1,615	1,461

Total	$15,099	$13,379

4. Property and Equipment

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
In-vehicle devices—installed(1)	$125,487	$108,181
In-vehicle devices—uninstalled	6,958	5,541
Computer equipment	14,464	10,065
Internal-use software	10,515	7,815
Furniture and fixtures	2,822	1,981
Leasehold improvements	5,663	2,477

Total property and equipment	165,909	136,060
Less: Accumulated depreciation and amortization(1)	(67,936)	(56,326)

Property and equipment, net	$97,973	$79,734

(1)	During the nine months ended September 30, 2015, the Company removed $8,890 of fully depreciated in-vehicle devices no longer in service.

Depreciation and amortization expense related to property and equipment totaled $7,387 and $5,835 for the three months ended September 30, 2015 and 2014, respectively, and totaled $20,520 and $15,951 for the nine months ended September 30, 2015 and 2014, respectively. Of those amounts, $6,470 and $5,298 for the three months ended September 30, 2015 and 2014, respectively, and $18,350 and $14,469 for the nine months ended September 30, 2015 and 2014, respectively, was recorded in cost of subscription revenue primarily related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remaining costs were included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $71,613 and $61,804 at September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015 and 2014, the Company capitalized costs of $3,222 and $2,491, respectively, associated with the development of its internal-use software related to its SaaS software offerings accessed by customers as well as customization and development of its internal business systems. Amortization expense of the internal-use software totaled $662 and $327 during the three months ended September 30, 2015 and 2014, respectively, and $1,613 and $778 during the nine months ended September 30, 2015 and 2014, respectively. The carrying value of capitalized internal-use software was $6,502 and $5,325 as of September 30, 2015 and December 31, 2014, respectively. Foreign currency exchange differences also contribute to changes in the carrying value of internal-use software.

As of September 30, 2015 and December 31, 2014, the gross amount of assets under capital leases totaled $6,517 and $3,327, respectively, and related accumulated amortization totaled $2,158 and $1,459, respectively.

During the three months ended September 30, 2015 and 2014, the Company expensed $1,005 and $537, respectively, and during the nine months ended September 30, 2015 and 2014 expensed $2,224 and $1,315, respectively, in conjunction with the replacement of installed in-vehicle devices resulting from the Company’s proactive migration to the most recent technology and to a lesser degree a required replacement of those devices. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

5. Business Combination

On February 19, 2015, the Company acquired all of the stock and equity interests of Ornicar SAS (“Ornicar”), a France-based privately-held SaaS-based provider of fleet management solutions. The total consideration of $10,634 consisted of $8,395 of cash paid to acquire all of the assets of Ornicar and to assume a nominal amount of liabilities and $2,239 of contingent consideration. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $8,628. This acquisition reflects the Company’s global growth strategy to further expand into mainland Europe and to acquire additional customers in new territories.

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

6. Goodwill and Intangible Assets

As of September 30, 2015 and December 31, 2014, the carrying amount of goodwill was $38,835 and $30,207, respectively, and resulted from the acquisitions of Ornicar in February 2015, KKT Srl (“KKT”) in May 2014, Connect2Field Holdings Pty Limited (“Connect2Field”) in August 2013, and SageQuest LLC (“SageQuest”) in July 2010. No impairment of goodwill was recorded during the nine months ended September 30, 2015 or the year ended December 31, 2014.

The change in the carrying amount of goodwill for the nine months ended September 30, 2015 was as follows (in thousands):

Balance at January 1, 2015	$30,207
Acquisition of Ornicar	8,628

Balance at September 30, 2015	$38,835

Intangible assets consisted of the following as of September 30, 2015 and December 31, 2014, with gross and net amounts of foreign currency-denominated intangible assets reflected at September 30, 2015 and December 31, 2014 exchange rates, respectively:

	September 30, 2015
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$12,757	$(8,345)	$4,412
Acquired developed technology	5,640	(3,652)	1,988
Trademarks	523	(410)	113
Patent	202	(87)	115

Total	$19,122	$(12,494)	$6,628

	December 31, 2014
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(7,471)	$3,629
Acquired developed technology	5,506	(2,822)	2,684
Trademarks	400	(387)	13
Patent	219	(85)	134

Total	$17,225	$(10,765)	$6,460

Amortization expense related to intangible assets was $615 and $681 for the three months ended September 30, 2015 and 2014, respectively. Of those amounts, amortization expense of $309 and $345 for the three months ended September 30, 2015 and 2014, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $306 and $336 for the three months ended September 30, 2015 and 2014, respectively, was included in sales and marketing expense in the consolidated statements of operations.

Amortization expense related to intangible assets was $1,814 and $1,902 for the nine months ended September 30, 2015 and 2014, respectively. Of those amounts, amortization expense of $917 and $894 for the nine months ended September 30, 2015 and 2014, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $897 and $1,008 for the nine months ended September 30, 2015 and 2014, respectively, was included in sales and marketing expense in the consolidated statements of operations.

We currently expect to amortize the following remaining amounts of intangible assets held at September 30, 2015 in the fiscal periods as follows:

Year ending December 31,
Remaining 2015	$769
2016	2,294
2017	1,381
2018	990
2019	781
Thereafter	413

$6,628

7. Other Assets

Other assets (non-current) consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Deferred commission costs	$8,766	$7,423
Capitalized costs of in-vehicle devices owned by customers	871	2,037
Other	1,413	1,369

Total	$11,050	$10,829

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accrued payroll and related expenses	$12,481	$10,862
Accrued income taxes	7,304	1,869
Accrued professional fees	2,803	3,137
Capital lease obligations	1,830	771
Accrued marketing expense	1,149	934
Contingent consideration	1,121	—
Accrued insurance expense	835	337
Other	5,932	6,397

Total	$33,455	$24,307

9. Other Liabilities

Other liabilities (non-current) consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accrued rent and lease incentives	$3,367	$1,371
Capital lease obligations	2,138	918
Contingent consideration	1,183	67
Deferred tax liabilities	638	—

Total	$7,326	$2,356

10. Long-term Debt

Credit Facility

On January 21, 2015, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto, for a senior, first-priority secured financing comprised of revolving loans, letters of credit and swing line loans in a total maximum amount of $125,000 (the “Credit Facility”). The Credit Facility consists of a five-year multi-currency revolving credit facility in a dollar amount of up to $125,000 which includes a sublimit of $5,000 for letters of credit and a $10,000 swing line facility. The Credit Facility also includes an accordion feature that allows the Company to increase the Credit Facility to a total of $200,000, subject to securing additional commitments from existing lenders or new lending institutions. The Company used the net proceeds of borrowings under the Credit Facility to repay the $23,750 outstanding under the Company’s previously existing revolving credit facility with Wells Fargo Capital Finance, LLC (“Amended Revolving Credit Facility”), and for working capital and other general corporate purposes. As a result of the early repayment of the Amended Revolving Credit Facility, in the first quarter of 2015, the Company recorded a loss on extinguishment of debt of $107, comprised of the write-off of unamortized debt issuance costs.

At the Company’s election, loans made under the Credit Facility bear interest at either (1) a rate per annum equal to the highest of the Administrative Agent’s prime rate, or 0.5% in excess of the Federal Funds Effective Rate or 2.0% in excess of one-month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one-, two-, three-, or six-month per annum LIBOR for deposits in U.S. dollars, plus an applicable margin. The applicable margin for the revolving loans depends on the Company’s leverage ratio and varies from 0.5% to 1.25%, in the case of Base Rate loans, and from 1.50% to 2.25%, in the case of LIBOR loans. Swing line loans bear interest at the Base Rate. Commitment fees on the average daily unused portion of the Credit Facility (excluding swing line loans) are payable at rates per annum ranging from 0.2% to 0.3%, depending on the Company’s leverage ratio.

On the issuance date of January 21, 2015, the Credit Facility was recorded in the consolidated balance sheet net of discount of $708, related to fees assessed by the lender at the time. During the second quarter of 2015, the Company recorded additional fees related to the debt of $159. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the maturity date. At September 30, 2015, the debt discount balance totaled $760. Accretion amounts recognized as interest expense for the three and nine months ended September 30, 2015 totaled $44 and $107, respectively. On the issuance date, the Company also capitalized deferred financing costs of $501 related to third-party fees incurred in connection with the Credit Facility. These deferred costs are being amortized through charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the expiration date. At September 30, 2015, deferred financing cost recorded in other current assets and other assets (non-current) were $99 and $332, respectively, and totaled $431. Amortization amounts recognized as interest expense for the three and nine months ended September 30, 2015 totaled $25 and $70, respectively.

During the three months ended September 30, 2015, the Company repaid and borrowed $23,750 under the Credit Facility and as a result lowered the interest rate to 1.83%. As of September 30, 2015, the Company had outstanding borrowings of $23,750 under the Credit Facility.

The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, reborrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020. As of September 30, 2015, the Company was in compliance with all such covenants.

11. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2015 was (4.4)% and 7.9%, respectively, on pre-tax income of $8,443 and $28,203, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was lower than the statutory Irish rate of 12.5% primarily due to the release of various historical uncertain tax positions including interest and penalties in the third quarter and by research and development tax credits in Ireland. These decreases were partially offset by the recording of uncertain tax positions. The Company made a change to its organizational structure in the fourth quarter of 2014 that impacted the jurisdictional mix of profits and was beneficial to our income tax rate for the three and nine months ended September 30, 2015.

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

It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, exclusive of interest, may decrease by up to $133. This is primarily due to statute of limitations expiring for the recognition of these tax benefits of one of the Company’s non-Irish subsidiaries in 2015.

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

Stock Option Activity

Stock option activity during the nine months ended September 30, 2015 was as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2014	850,247	$5.76
Granted	—	$—
Exercised	(389,889)	$6.25
Forfeited and canceled	—	$—

Outstanding at September 30, 2015	460,358	$5.35

Vested and expected to vest at September 30, 2015	458,558	$5.33

Exercisable at September 30, 2015	411,381	$4.73

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

Restricted Stock Unit Awards

In the three months ended September, 2015, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 118,223 ordinary shares with a grant-date fair value of $48.24. In the nine months ended September, 2015, the Company granted service-based RSUs for the purchase of 927,639 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 353,167 ordinary shares with a weighted average grant-date fair value of $40.93. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2015. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of subscription revenue	$328	$176	$887	$495
Sales and marketing	2,049	1,113	5,833	3,615
Research and development	893	519	2,354	1,384
General and administrative	3,400	1,482	7,936	4,223

Total	$6,670	$3,290	$17,010	$9,717

13. Net Income per Share

Basic and diluted net income per share attributable to ordinary shareholders was calculated as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic net income per share:
Numerator:
Net income	$8,816	$8,195	$25,962	$15,056

Denominator:
Weighted average ordinary shares outstanding—basic	38,478,125	37,575,672	38,264,949	37,373,705

Net income per share—basic	$0.23	$0.22	$0.68	$0.40

Diluted net income per share:
Numerator:
Net income	$8,816	$8,195	$25,962	$15,056

Denominator:
Weighted average ordinary shares outstanding—basic	38,478,125	37,575,672	38,264,949	37,373,705
Dilutive effect of ordinary share equivalents	982,723	956,937	860,300	1,050,850

Weighted average ordinary shares outstanding—diluted	39,460,848	38,532,609	39,125,249	38,424,555

Net income per share—diluted	$0.22	$0.21	$0.66	$0.39

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

Future minimum lease payments under non-cancelable operating and capital leases at September 30, 2015 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
Remaining 2015	$2,741	$547	$3,288
2016	10,033	1,895	11,928
2017	9,114	1,421	10,535
2018	3,907	251	4,158
2019	2,709	—	2,709
Thereafter	4,415	—	4,415

Total	$32,919	4,114	$37,033

Less amount representing interest		(146)

Present value of minimum lease payments		$3,968

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at September 30, 2015 total $3,937, of which $459, $1,838, $1,574, and $66 will become payable in the years ending December 31, 2015, 2016, 2017, and 2018, respectively.

Purchase Commitments

As of September 30, 2015, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps) and subscription fees for software services totaling $6,108, of which $948, $2,805, and $2,355 will become payable in the years ending December 31, 2015, 2016, and 2017, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2015 and December 31, 2014.

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

15. Subsequent Event

On October 29, 2015, the Company executed an agreement to acquire Visirun S.p.A., a SaaS-based provider of fleet management solutions based in Ferrara, Italy. The acquisition is expected to close in the fourth quarter of 2015.

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions delivered as software-as-a-service, or SaaS. Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. In addition, we offer an integrated, full-featured mobile workforce management application which provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of September 30, 2015, we had approximately 31,000 fleet management customers who collectively deployed our solutions in approximately 655,000 vehicles worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 500 or fewer vehicles. A smaller portion of our customers are enterprise businesses, each of which deploys our solutions in 500 or more vehicles. During the nine months ended September 30, 2015, we collected an average of approximately 72 million data points per day from these vehicles, and we have aggregated over 94 billion data points since our inception, which we believe provides valuable information that we may consider in the development of complementary solutions and additional sources of revenue.

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

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional vehicle subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features of our fleet management applications to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed customer base. In the nine months ended September 30, 2015 and 2014, our largest customer accounted for approximately 5% and 5%, respectively, of our subscription revenue and our 25 largest customers represented approximately 13% and 14%, respectively, of our subscription revenue.

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

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of September 30, 2015, we had approximately 655,000 vehicles under subscription, an increase of 25.2% from approximately 523,000 as of September 30, 2014. Our subscription revenue in the three months ended September 30, 2015 grew 21.6% to $73.5 million compared to $60.4 million in the three months ended September 30, 2014. Our subscription revenue in the nine months ended September 30, 2015 grew 23.8% to $207.5 million compared to $167.6 million in the nine months ended September 30, 2014. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income of $26.0 million in the nine months ended September 30, 2015 compared to net income of $15.1 million in the nine months ended September 30, 2014. Adjusted EBITDA (as defined below under Key Financial and Operating Metrics) in the nine months ended September 30, 2015 grew 34.9% to $67.2 million compared to $49.8 million in the nine months ended September 30, 2014.

On January 31, 2013, we completed a follow-on public offering of our ordinary shares which resulted in the sale of 7,700,000 ordinary shares at a price to the public of $25.00 per share. All of the shares sold in the offering were sold by Fleetmatics Investor Holdings, L.P., the principal stockholder of the Company. In addition, certain of the existing shareholders granted the underwriters an option to purchase an additional 1,155,000 ordinary shares. The Company did not receive any proceeds from the sale of these shares. The expenses of the offering, not including the underwriting discount, were approximately $0.8 million and were paid by us.

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

On September 23, 2013, we completed a follow-on public offering of our ordinary shares, which resulted in the sale of 5,976,443 ordinary shares by selling shareholders at a price of $46.79 per ordinary share. All of the shares sold in the offering were sold by Fleetmatics Investor Holdings, L.P., the principal stockholder of the Company. In addition, certain of the existing shareholders granted the underwriters an option to purchase an additional 597,644 ordinary shares. The Company did not receive any proceeds from the sale of these shares.

Key Financial and Operating Metrics

In addition to traditional financial metrics, we monitor the ongoing operation of our business using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Total vehicles under subscription			655,000	523,000
Adjusted EBITDA	$24,773	$20,968	$67,193	$49,792

Total vehicles under subscription. This metric represents the number of vehicles managed by our customers utilizing one or more of our SaaS-based fleet management solutions at the end of the period. Since our revenue is primarily driven by the number of vehicles that subscribe to our SaaS-based fleet management solutions, we believe that total vehicles under subscription is an important metric to monitor.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and investors should not consider this performance measure in isolation from or as a substitute for analysis of our results as reported under U.S. Generally Accepted Accounting Principles (“GAAP”). Some of these limitations are:

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

Because of these limitations, investors should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$8,816	$8,195	$25,962	$15,056
Provision for (benefit from) income taxes	(373)	3,260	2,241	6,347
Interest (income) expense, net	183	149	677	522
Foreign currency transaction (gain) loss, net	1,074	(316)	(1,995)	(670)
Depreciation and amortization of property and equipment	7,387	5,835	20,520	15,951
Amortization of capitalized in-vehicle devices owned by customers	122	238	639	896
Amortization of intangible assets	615	681	1,814	1,902
Share-based compensation	6,670	3,290	17,010	9,717
Litigation and settlements	—	(364)	(218)	(147)
Acquisition-related transaction costs	279	—	436	218
Loss on extinguishment of debt	—	—	107	—

Adjusted EBITDA (unaudited)	$24,773	$20,968	$67,193	$49,792

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

Provision for Income Taxes

Provision for income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. There are two main drivers of our annual effective tax rate. First, as a multi-national company, we are subject to tax in various jurisdictions which apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating income is subject to tax at a 12.5% tax rate and our non-operating income is subject to tax at a 25% or 0% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively. Second, as a result of our global business model, we engage in a significant number of cross-border intercompany transactions. As a result of these transactions, we have recorded reserves for uncertain tax positions related to how the different jurisdictions may conclude on the tax treatment of the transaction and how we might settle those exposures. There is no guarantee that how one jurisdiction might view a particular transaction will be respected by another jurisdiction. Additionally, there may be instances where our income is subject to taxation in more than one jurisdiction.

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and other financial information as of and for the three and nine months ended September 30, 2015, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Results of Operations

The following table presents our results of operations in thousands of dollars and as a percentage of subscription revenue for each of the periods indicated (certain items may not foot due to rounding).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands)
Subscription revenue	$73,471	100.0%	$60,421	100.0%	$207,530	100.0%	$167,586	100.0%
Cost of subscription revenue	18,808	25.6	15,056	24.9	53,746	25.9	42,336	25.3

Gross profit	54,663	74.4	45,365	75.1	153,784	74.1	125,250	74.7

Operating expenses:
Sales and marketing	24,771	33.7	19,153	31.7	72,232	34.8	59,564	35.5
Research and development	5,669	7.7	4,259	7.0	15,467	7.5	13,049	7.8
General and administrative	14,483	19.7	10,623	17.6	39,053	18.8	31,381	18.7

Total operating expenses	44,923	61.1	34,035	56.3	126,752	61.1	103,994	62.1

Income from operations	9,740	13.3	11,330	18.8	27,032	13.0	21,256	12.7
Interest income (expense), net	(183)	(0.2)	(149)	(0.2)	(677)	(0.3)	(522)	(0.3)
Foreign currency transaction gain (loss), net	(1,074)	(1.5)	316	0.5	1,995	1.0	670	0.4
Loss on extinguishment of debt	—	—	—	—	(107)	(0.1)	—	—
Other income (expense), net	(40)	(0.1)	(42)	(0.1)	(40)	—	(1)	—

Income (loss) before income taxes	8,443	11.5	11,455	19.0	28,203	13.6	21,403	12.8
Provision for (benefit from) income taxes	(373)	(0.5)	3,260	5.4	2,241	1.1	6,347	3.8

Net income	$8,816	12.0%	$8,195	13.6%	$25,962	12.5%	$15,056	9.0%

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Subscription Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Subscription revenue	$73,471	$60,421	21.6%	$207,530	$167,586	23.8%

Subscription revenue increased by $13.1 million, or 21.6%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and increased $39.9 million, or 23.8%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 25.2% from the three months ended September 30, 2014 to the three months ended September 30, 2015. The number of vehicles under subscription increased from approximately 523,000 as of September 30, 2014 to approximately 655,000 as of September 30, 2015. The increase in vehicles under subscription was primarily due to our investment in sales and marketing of our solutions, including the addition of 157 sales and marketing personnel from period-end to period-end as well as geographic expansion into new territories.

Cost of Subscription Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of subscription revenue	$18,808	$15,056	24.9%	$53,746	$42,336	27.0%

Cost of subscription revenue increased by $3.8 million, or 24.9%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 25.2% period-end to period-end. Field service costs for maintenance and repair of installed in-vehicle devices increased by $1.5 million primarily due to the increase in number of vehicles under subscription. Communications, third-party data and hosting costs increased by $0.4 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $0.3 million in data communications and hosting costs and $0.1 million in third-party data subscription fees for our software applications. Depreciation and amortization of installed in-vehicle devices increased by $0.7 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers’ in-vehicle devices from 2G to 3G networks. Payroll and related expenses increased by $0.8 million primarily due to an increase of 74 employees in our customer support and configuration groups. Facilities expense increased by $0.1 million as a result of increased office space requirements for our additional employees. Amortization of internal-use software increased by $0.3 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website.

Cost of subscription revenue increased by $11.4 million, or 27.0%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily due to an increase in variable expenses resulting from an increase in the average number of vehicles under subscription, which grew approximately 25.2% period-end to period-end. Communications, third-party data and hosting costs increased by $2.4 million due to the increase in the number of installed in-vehicle devices, comprised of an increase of $1.6 million in data communications and hosting costs and $0.8 million in third-party data subscription fees for our software applications. Field service costs for maintenance and repair of installed in-vehicle devices increased by $3.0 million primarily due to the increase in the number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $2.8 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers’ in-vehicle devices from 2G to 3G networks. Payroll and related expenses increased by $2.3 million primarily due to an increase of 74 employees in our customer support and configuration groups. Facilities expense increased by $0.3 million as a result of increased office space requirements for our additional employees. Amortization of internal-use software increased by $0.6 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, our cost of subscription revenue increased from 24.9% in the three months ended September 30, 2014 to 25.6% in the three months ended September 30, 2015 and increased from 25.3% in the nine months ended September 30, 2014 to 25.9% in the nine months ended September 30, 2015. Although we continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription, these decreases are attributable to the increased expenses noted above being more than offset by the impact of the percentage growth in our subscription revenue period-over-period.

Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing expense	$24,771	$19,153	29.3%	$72,232	$59,564	21.3%

Sales and marketing expense increased $5.6 million, or 29.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, the build out of dedicated sales teams to support the Fleetmatics WORK application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $3.6 million, inclusive of commissions and share-based compensation, and increased recruiting expenses of $0.1 million, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 157 sales and marketing personnel from period-end to period-end. Those 157 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $1.2 million due to additional marketing and advertising efforts. Facilities expense increased by $0.7 million as a result of additional office space requirements related to our additional hiring efforts.

Sales and marketing expense increased $12.7 million, or 21.3%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, the build out of dedicated sales teams to support the Fleetmatics WORK application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $11.2 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 157 sales and marketing personnel from period-end to period-end. Those 157 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Facilities expense increased by $1.6 million as a result of additional office space requirements for our additional employees and recruiting expenses increased by $0.2 million related to additional employees hired. These increases were partially offset by decreased travel expenses of $0.2 million and amortization expense of $0.1 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships and trademarks are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense increased from 31.7% in the three months ended September 30, 2014 to 33.7% in the three months ended September 30, 2015. This increase was primarily due to the increases in advertising and promotional expenditures and payroll and related expenses period-over-period as noted above. Other cost increases in sales and marketing expense were in line with the percentage growth in subscription revenue period-over-period. As a percentage of subscription revenue, sales and marketing expense decreased from 35.5% in the nine months ended September 30, 2014 to 34.8% in the nine months ended September 30, 2015, primarily due to the increase in expenses noted above being more than offset by the impact of the $39.9 million growth in our subscription revenue in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development expense	$5,669	$4,259	33.1%	$15,467	$13,049	18.5%

Research and development expense increased $1.4 million, or 33.1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $1.1 million, facilities expense of $0.1 million and travel expense of $0.1 million, all incurred related to an additional 50 employees hired. Research and development expense increased $2.4 million, or 18.5%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $2.5 million, recruiting expenses of $0.2 million, and $0.1 million of travel expenses all incurred related to additional employees hired, partially offset by a $0.4 million reduction in consulting fees.

Research and development expense for the three months ended September 30, 2015 and 2014 of $5.7 million and $4.3 million, respectively, and for the nine months ended September 30, 2015 and 2014 of $15.5 million and $13.0 million, respectively, was recorded net after capitalization of $1.2 million, $1.0 million, $3.0 million and $1.8 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, increased from 7.0% in the three months ended September 30, 2014 to 7.7% in the three months ended September 30, 2015. This increase was primarily due to the period-over-period increases in payroll and related expenses as noted above. As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, decreased from 7.8% in the nine months ended September 30, 2014 to 7.5% in the nine months ended September 30, 2015. This decrease was primarily due to the increases period-over-period in capitalized costs related to our internal-use software applications, partially offset by the increases in payroll-related expenses period-over-period as noted above.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative expense	$14,483	$10,623	36.3%	$39,053	$31,381	24.4%

General and administrative expense increased $3.9 million, or 36.3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily due to an increase of $3.3 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 26 general and administrative personnel period-over-period in order to support the growth in the business, as well as increases of $0.3 million of office-related expenses and $0.2 million of travel expenses, associated with our newly hired employees. Bad debt expense increased $0.5 million due to the increase in accounts receivable period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.2 million of audit and tax fees primarily due to acquisition-related activity and an increase of $0.1 million in merchant and bank fees due to the increase in customer subscriptions. These increases were partially offset by a decrease of $0.7 million in professional fees, primarily due to executive recruitment and consulting fees associated with non-recurring projects in the prior period.

General and administrative expense increased $7.7 million, or 24.4%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase was primarily due to an increase of $7.1 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 26 general and administrative personnel period-over-period in order to support the growth in the business. Bad debt expense increased $0.8 million due to the increase in accounts receivable period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.3 million of recruiting costs and $0.4 million of office-related costs associated with our newly hired employees, a $0.2 million increase in amortization of internal-use software, and an increase of $0.2 million in merchant and bank fees due to the increase in customer subscriptions. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.4 million of audit and tax fees primarily due to acquisition-related activity. These increases were partially offset by a decrease of $1.9 million in professional fees, primarily due to executive recruitment and consulting fees associated with non-recurring projects as well as a decrease in consulting fees associated with the implementation of certain functionality of our upgraded general ledger system in the prior period.

As a percentage of subscription revenue, general and administrative expense increased from 17.6% in the three months ended September 30, 2014 to 19.7% in the three months ended September 30, 2015, and increased from 18.7% in the nine months ended September 30, 2014 to 18.8% in the nine months ended September 30, 2015, primarily due to the increases period-over-period in payroll and related expenses, partially offset by a reduction in professional fees as noted above. Other cost increases in general and administrative expense were in line with the percentage growth in subscription revenue period-over-period.

Interest Income (Expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income (expense), net	$(183)	$(149)	22.8%	$(677)	$(522)	29.7%

Interest income (expense), net for the three months ended September 30, 2015 increased $34 thousand, or 22.8% as compared to the three months ended September 30, 2014, and increased $0.2 million in the nine months ended September 30, 2015, or 29.7%, as compared to the nine months ended September 30, 2014 and primarily reflects the interest expense incurred on our long-term debt and capital leases as well as amortization expense of related debt discounts and deferred financing costs. See Note 10 to our consolidated financial statements for further details about our Credit Facility. Interest income netted against interest expense was immaterial in the three and nine months ended September 30, 2015 and 2014.

Foreign Currency Transaction Gain (Loss), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Foreign currency transaction gain (loss), net	$(1,074)	$316	NM	$1,995	$670	197.8%

NM – Not Meaningful

For the three months ended September 30, 2015, we recognized $1.1 million in foreign currency transaction losses as compared to $0.3 million in foreign currency transaction gains for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we recognized $2.0 million in foreign currency transaction gains as compared to $0.7 million in foreign currency transaction gains for the nine months ended September 30, 2014. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. dollar compared to other currencies in which we transact, primarily the euro and British pound, and to a lesser extent the Australian dollar.

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

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)

Provision for (benefit from) income taxes	$(373)	$3,260	(111.4)%	$2,241	$6,347	(64.7)%

Our provision for income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. We are subject to tax in various jurisdictions that apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law, which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating income is subject to tax at a 12.5% tax rate and our non-operating income is subject to tax at a 25% or 0% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively.

Our effective income tax rate for the three and nine months ended September 30, 2015 was (4.4)% and 7.9%, respectively, on pre-tax income of $8.4 million and $28.2 million, respectively. The effective tax rate for three and nine months ended September 30, 2015 was lower than the statutory Irish rate of 12.5% primarily due to the release of various historical uncertain tax positions including interest and penalties in the third quarter and by research and development tax credits in Ireland. These decreases were partially offset by the recording of uncertain tax positions. The Company made a change to its organizational structure in the fourth quarter of 2014 that impacted the jurisdictional mix of profits and was beneficial to our income tax rate for the three and nine months ended September 30, 2015.

Our effective income tax rate for the three and nine months ended September 30, 2014 was 28.5% and 29.7%, respectively, on pre-tax income of $11.5 and $21.4 million, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows provided by operating activities	$69,078	$47,522
Cash flows used in investing activities	(43,538)	(33,568)
Cash flows provided by (used in) financing activities	(10,573)	10,335
Effect of exchange rate changes on cash	(1,020)	(452)

Net increase in cash	$13,947	$23,837

Operating Activities

Operating activities provided $69.1 million and $47.5 million of cash in the nine months ended September 30, 2015 and 2014, respectively. The cash flow provided by operating activities in the nine months ended September 30, 2015 resulted primarily from our net income of $26.0 million, net non-cash charges of $53.9 million, and net uses of cash of $10.8 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $30.6 million of depreciation and amortization expense, $17.0 million of share-based compensation expense, $2.5 million of provisions for accounts receivable allowances, $2.2 million for losses on disposal of property and equipment and other assets, $0.1 million for losses on extinguishment of debt, $2.2 million of unrealized foreign currency transaction gains, and $3.6 million of changes in excess tax benefits from share-based awards. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $5.5 million increase in our accounts receivable from customers, a $9.6 million increase in prepaid expenses and other assets, and a $1.2 million decrease in deferred revenue, partially offset by a $5.1 million increase in accounts payable, accrued expenses and other current liabilities, and a $0.4 million increase in accrued income taxes. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The increase in our accrued taxes was due to net increases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the period. The decrease in deferred revenue reflects fewer customers prepaying for a portion of their subscription as well as the completion of installations during the period.

Operating activities provided $47.5 million of cash in the nine months ended September 30, 2014. The cash flow provided by operating activities resulted primarily from our net income of $15.1 million, net non-cash charges of $23.3 million, and net cash of $9.1 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $24.7 million of depreciation and amortization expense, $9.7 million of share-based compensation expense, $1.7 million of provisions for accounts receivable, $0.3 million benefit from deferred tax assets, $1.3 million for losses on disposal of property and equipment and other assets, $0.7 million of unrealized foreign currency transaction gains, and $13.1 million of changes in excess tax benefits from share-based awards. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $3.8 million increase in deferred revenue, $2.8 million increase in accounts payable, accrued expenses, and other current liabilities, a $3.4 million decrease in accounts receivable from customers, and a $1.4 million increase in accrued income taxes, partially offset by a $2.3 million increase in prepaid expenses and other assets. The increase in deferred revenue was attributable to a greater number of customers in 2014 than in 2013 prepaying for a portion of their subscription. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The decrease in our accounts receivable was due to collection efforts in 2014 on certain customer billings which had been delayed due to a billing system conversion completed during the fourth quarter of 2013. The increase in our accrued taxes was due to net increases in our prior-year tax reserves. The increase in our prepaid expenses and other assets was due to increases in deferred commissions and capitalized costs of in-vehicle devices owned by customers due to the growth in our business.

Investing Activities

Net cash used in investing activities was $43.5 million and $33.6 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of cash paid to acquire Ornicar of $7.7 million, cash paid to purchase property and equipment of $32.5 million, as well as costs capitalized for internal-use software of $3.2 million. Net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of cash paid to acquire KKT of $2.3 million, cash paid to purchase property and equipment of $28.9 million, as well as costs capitalized for internal-use software of $2.5 million.

Financing Activities

Net cash used in financing activities was $10.6 million for the nine months ended September 30, 2015 and net cash provided by financing activities was $10.3 million for the nine months ended September 30, 2014. Net cash used in financing activities for the nine months ended September 30, 2015 consisted of payments of borrowings under the Amended Revolving Credit Facility of $23.8 million, payments of borrowings under Credit Facility of $23.8 million, the payments of taxes related to net share settlement of equity awards of $6.6 million, changes in excess tax benefits from share-based awards of $3.6 million, payments of our capital lease obligations of $1.0 million, and payments of notes payable of $0.4 million, partially offset by net proceeds from borrowings under our Credit Facility of $46.1 million and proceeds from the issuance of ordinary shares under stock option plans of $2.4 million. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of changes in excess tax benefits from share-based awards of $13.1 million and proceeds from the issuance of ordinary shares under stock option plans of $2.0 million, partially offset by payments of taxes related to net share settlement of equity awards of $3.7 million, payments of our capital lease obligations of $0.6 million, and payments of notes payable of $0.4 million.

Indebtedness and Liquidity

We believe that our cash balance as of September 230, 2015 of $189.3 million and borrowings available under our Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. See Note 10 to our consolidated financial statements for further details about our Credit Facility.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease 31,686 square feet of office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Scottsdale, Arizona, Sydney, Australia, Reading, Berkshire in the United Kingdom, Utrecht, the Netherlands, and Grenoble, France for our sales, marketing and customer care organizations under lease agreements that expire at various dates through 2022. We lease office space in Florence, Italy primarily for research and development employees.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2017.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2018.

The following table summarizes our contractual obligations at September 30, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit Facility(1)	$24,628	$203	$404	$24,021	$—
Capital lease obligations(2)	4,114	1,968	2,146	—	—
Operating lease obligations(3)	21,996	5,172	9,293	5,838	1,693
Outstanding purchase obligations(4)	6,108	3,142	2,966	—	—
Data center commitments(5)	3,937	1,837	2,100	—	—

Total(6)	$60,783	$12,322	$16,909	$29,859	$1,693

(1)	Represents the outstanding borrowings and contractually required unused line fees and service fees contractually required under our Credit Facility in existence at September 30, 2015.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of September 30, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of September 30, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of September 30, 2015. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of September 30, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $3.6 million recorded as liabilities for unrecognized tax benefits (inclusive of $3.3 million of accrued interest and penalties) as of September 30, 2015 as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority because the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 11 to our unaudited consolidated financial statements for further discussion on income taxes.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements for further details about recently issued and adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction gains of $2.0 million were recorded for the nine months ended September 30, 2015.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation losses of $3.8 million were recorded for the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, approximately 9.6% of our revenues and approximately 20.7% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. In addition, 16.4% of our assets and 13.7% of our liabilities were subject to foreign currency translation exposure as of September 30, 2015 as compared to 10.2% of our assets and 10.9% of our liabilities as of December 31, 2014.

Currently, our largest foreign currency exposures are those with respect to the euro, the British pound, and the Australian dollar. Relative to foreign currency exposures existing at September 30, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the nine months ended September 30, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $6.7 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of September 30, 2015. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. The Company is exposed to market risk from changes in interest rates with respect to its Credit Facility which bears interest at variable rates (based on the Company’s discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2015, $23.8 million was outstanding under the Credit Facility with an interest rate of 1.83%. A one percentage point increase or decrease in interest rates would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the nine months ended September 30, 2015 and 2014. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2015, the Company purchased 154,464 restricted shares from employees and non-employee directors to cover withholding taxes due from them at the time the shares vested at an average price per share of $43.06. The following table provides information about the Company’s purchases of restricted shares for the nine months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2015—January 31, 2015	700	$35.41
February 1, 2015—February 28, 2015	2,040	$39.91
March 1, 2015—March 31, 2015	73,213	$42.95
April 1, 2015—April 30, 2015	701	$45.58
May 1, 2015—May 31, 2015	67,952	$42.88
June 1, 2015—June 30, 2015	2,181	$46.36
July 1, 2015—July 31, 2015	700	$48.12
August 1, 2015—August 31, 2015	957	$46.73
September 1, 2015—September 30, 2015	6,020	$45.59

Total	154,464	$43.06

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1*	Lease Agreement between Fleetmatics Ireland Limited and Delta Distributors Limited dated as of July 15, 2015.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: November 6, 2015	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)