Form 10-K
period 2015-12-31
Fleetmatics Group plc
filed 2016-02-26
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number 001-35678

FLEETMATICS GROUP PLC

(Exact Name of registrant as specified in its charter)

Ireland	98-1170810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $1.79 billion (based on the closing price of the registrant’s ordinary shares, €0.015 par value per share, on June 30, 2015, of $46.83 per share).

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of January 31, 2016 was 38,689,164.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file an amendment to this Annual Report on Form 10-K not later than 120 days after the close of the fiscal year ended December 31, 2015. Portions of such amendment are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2015

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

Fleetmatics is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service (SaaS). Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. Our integrated, full-featured mobile workforce management application provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of December 31, 2015, we had approximately 35,000 customers and approximately 709,000 vehicle subscriptions worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 500 or fewer vehicles. A smaller portion of our customers are enterprise businesses, each of which deploys our solutions in 500 or more vehicles. During the year ended December 31, 2015, we collected an average of approximately 73 million data points per day from subscribers and have aggregated over 101 billion data points since our inception. We may consider the development of complementary business intelligence solutions related to this data set and which may in turn drive additional sources of revenue.

We were founded in 2004 in Dublin, Ireland. Since inception, our fleet management software has been designed to be delivered as a hosted, multi-tenant offering, accessed through mobile apps or a Web browser utilizing broadly available in-vehicle devices to transmit vehicle and driver behavioral data to our databases over cellular networks.

In August 2013, we acquired Sydney, Australia-based, Connect2Field Holdings Pty Limited (“Connect2Field”), a privately-held provider of cloud-based software solutions for service businesses and their mobile workers. The Connect2Field product became the foundation of Fleetmatics WORK. The acquisition of Connect2Field supported our ability to execute on our vision of enabling field service businesses globally to leverage the prevalence of wireless data and mobile devices and giving them tools they need to automate, manage, simplify and improve their operations. We believe that our field service management solution, particularly among SMBs where they are replacing manual processes that are often prone to inefficiency and errors, will help our customers improve customer service levels, increase mobile productivity and enhance savings.

In April 2014, we released a software platform and launched three new product offerings: Fleetmatics REVEAL, a business-intelligence based fleet management solution for SMBs; Fleetmatics REVEAL+, which extends the applicability of Fleetmatics REVEAL to larger enterprises; and Fleetmatics WORK, a field service management solution. This software platform is an analytics-based, extensible foundation to deliver solutions, features, insights and applications that optimize how a mobile workforce gets work done and how a business manages its mobile assets. The three products that fall under the software platform offer a solution for fleet management and field service management and are designed to help businesses maximize their return on fleet and mobile workforce investments.

In May 2014, we acquired Florence, Italy-based KKT S.r.l. (“KKT”), the privately-held developer of Routist, a SaaS-based, intelligent vehicle routing solution for businesses looking to optimize the utilization of their fleets and mobile resources. Via its sophisticated algorithms, Routist provides optimized route plans for vehicles making multiple stops daily, and provides opportunities for companies to achieve significant cost savings by helping to reduce miles driven, fuel consumption, and vehicle maintenance costs. Routist’s complex and flexible optimization engine is able to take into consideration locations, vehicles, time windows, technician skills, costs and capacities, among other inputs, while remaining simple and intuitive for customers to use.

In February 2015, we acquired Grenoble, France-based Ornicar SAS (“Ornicar”), a SaaS-based provider of fleet management solutions. Ornicar added approximately 15,000 vehicles under subscription to Fleetmatics’ existing installed base. This acquisition is consistent with our global growth strategy to further expand into mainland Europe and to acquire additional customers in new territories. The acquisition of Ornicar and the French market expertise of the Ornicar team accelerated our presence and brand in a country that we believe offers us one of the largest market opportunities in Europe.

In November 2015, we acquired Ferrara, Italy-based Visirun S.p.A. (“Visirun”), a SaaS-based provider of fleet management solutions. Visirun added approximately 30,000 vehicles under subscription to our existing installed base and added more than 3,000 customers. We believe that the acquisition of Visirun helps us to scale our European subscriber base while also bringing us important Italian market expertise.

Many SMBs and enterprises manage their local fleets by using manual processes, such as entering data on time sheets and communicating with mobile employees using cellular phones, which generate minimal actionable business intelligence. Furthermore, existing technology-based solutions, including long haul-focused solutions, can be cost-prohibitive and difficult for fleet operators to implement and use. Our multi-tenant SaaS solutions are designed to meet the needs of fleet operators, overcome existing barriers to adoption, and leverage the volumes of data transmitted to us from in-vehicle devices over cellular networks that we aggregate and analyze from our large and growing subscriber base. By using our solutions to extract actionable business intelligence from the data on their fleet and mobile workforce, fleet operators gain greater control over fuel, maintenance, labor and other costs while improving the return on capital invested in their fleet.

We have developed a differentiated, cost-effective customer acquisition sales model based on leads sourced through both Web-based digital advertising, such as search engine marketing and optimization, email marketing and our websites, as well as referral leads from existing customers and targeted outbound sales efforts. We design our Web-based marketing programs to drive visitors to our direct Web and field sales forces that use disciplined processes to qualify and convert these leads into paying customers. New fleet management customers typically enter into initial 36-month subscription agreements with monthly billing and new field service management customers typically enter into initial 12-month subscription agreements with monthly billing, providing us with a high degree of visibility into future revenue.

We have grown our customer base, the number of vehicles using our solutions and our revenue in each year since our incorporation in 2004. The following chart shows the aggregate number of vehicles under subscription for our fleet management solution as of December 31 for each of the years presented:

Our subscription revenue in 2015 grew 23.0% to $284.8 million compared to $231.6 million in 2014, an increase of 30.6% compared to $177.4 million in 2013. We reported net income in 2015 of $38.8 million compared to $27.5 million in 2014 and $30.5 million in 2013. Our Adjusted EBITDA in 2015 grew 30.1% to $96.2 million compared to $73.9 million in 2014, an increase of 30.9% from $56.5 million in 2013.(1)

(1)

Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of our Adjusted EBITDA to our net income, see Item 6—Selected Financial Data.

Our Solutions

Fleet Management

Our SaaS-based fleet management solution enables businesses to meet the challenges associated with managing their local fleets by extracting actionable business intelligence from vehicle and driver behavioral data. Our highly scalable multi-tenant architecture leverages Global Positioning Satellite, or GPS, data transmitted from in-vehicle devices over cellular networks. Customers remotely access business intelligence reports through our intuitive interface using a standard Web browser or mobile application.

Field Service Management

Our SaaS-based field service management solutions enable owners to organize their business, improve time management, and simplify the back office processes. Customer information, invoices, inventory and service history are stored in the cloud, enabling our customers to automate their back office activities and reduce the amount of paperwork needed to run their business. This offering is typically sold to SMBs either as a standalone offering or as an expansion to our fleet management solution.

Customers that purchase both our fleet management solution and our field service management solution can benefit from additional capabilities enabling improved dispatch decisions and greater clarity into workforce productivity. Fleetmatics WORK connects work orders to historical vehicle activity, providing additional reports and dashboard metrics and improved accuracy and visibility into field worker arrival time, and actual on-site time.

We believe that our fleet and field service management solutions benefit customers in the following ways:

Reduced operating costs. Our solutions help businesses reduce operating costs by automating fleet tracking and optimizing related processes. Businesses that use our solutions can monitor and manage route efficiency and reduce idle time, resulting in lower fuel costs and labor expenses, such as overtime pay. In addition, our software helps companies to monitor vehicle speeds, identify unauthorized usage, reduce fleet wear and tear as well as the likelihood of fines, and increase the prospects of recovering stolen vehicles.

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

Designed for SMBs. Our solutions are competitively priced and designed to meet the needs of SMB fleet operators. Our solutions are easily and quickly implemented with the assistance of our large network of third-party installers, which generally allows businesses to begin using our solutions shortly after entering into a service contract. Our software is Web-based and can be accessed and used on mobile applications. Additionally, our solutions feature an intuitive graphical user interface with analytical dashboards, reports and alerts designed specifically for SMB fleet operators, which allows them to use the product without significant training or dedicated staff.

A robust platform for data aggregation. We aggregate data that is generated from the use of our solutions with data provided through partnerships, integration with third-party products, commercial or publicly available sources, and from our customers. This capability provides us with an opportunity to recognize trends and provide insights that complement our core product reports, such as long-term trending, benchmarking and driver scoring statistics, to help our customers optimize the performance of their fleet.

Highly scalable, reliable and cost-effective SaaS platform. We utilize a SaaS delivery model, which lowers our customers’ costs by eliminating their need to own and support software or associated technology infrastructure. We have built our solutions to scale and support geographically-distributed fleets of any size as they grow. We support our solutions with redundant servers and other infrastructure in data centers in the United States and Europe, providing global reach and security. Our data centers maintained over 99.9% system uptime during the year ended December 31, 2015. Our fleet management solutions can be deployed, maintained and used without significant hardware costs, dedicated information technology personnel and infrastructure.

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

Device and network agnostic. Our fleet management solutions can be accessed over personal computers, tablets or smart phones, providing our customers with significant flexibility in how they access the business insights we provide. Our fleet management solutions are hardware and network agnostic—we can collect and analyze large volumes of complex vehicle and behavior data irrespective of the hardware generating the data or the cellular network over which the data is transmitted.

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

Efficient and scalable customer acquisition model. We have developed a scalable sales and marketing model that is focused on the efficient generation of a large number of customer leads, primarily through digital advertising, such as search engine marketing and optimization and email marketing as well as referral leads from existing customers and targeted outbound sales efforts. These techniques provide us with a flow of low-cost, qualified leads, both in the U.S. and internationally. Our sales and marketing team uses disciplined processes to convert these leads into paying subscribers. Our Web sales team focuses on sales to SMB customers using phone and live Web demonstrations rather than traditional in-person meetings. We believe our marketing approach provides us with a cost-efficient and highly effective means of targeting and accessing the vast and geographically diverse SMB market and converting leads into paying subscribers.

Software-as-a-Service model. Our easy-to-install, easy-to-use SaaS-based solutions are offered through a subscription over the Internet and use a multi-tenant architecture, which enables us to run a single instance of our software code, add subscribers with minimal incremental expense and deploy new applications and upgrades quickly and efficiently. Our SaaS model is particularly well suited for SMBs, which typically lack the personnel qualified to support on-premises deployments and generally wish to avoid large up-front software and hardware expenditures. Initial subscription agreements are typically 36 months in duration for fleet management customers and 12 months in duration for field service management customers, providing significant revenue visibility to us.

Deep domain expertise. From inception, we have focused on small and medium-sized fleet markets. This focus enables us to understand the specific needs of SMB fleet operators as they evolve. We possess significant experience and expertise in fleet management solutions, which enable us to develop, implement and sell SaaS solutions purpose-built for our existing and prospective customers.

Large and growing ecosystem of fleets and vehicles. As of December 31, 2015, we had approximately 35,000 customers and approximately 709,000 vehicle subscriptions worldwide. In addition, our customers generated billions of data points in 2015, which not only provides valuable information for our business intelligence offerings, but also provides us with opportunities for increased revenue. We believe that by collecting and analyzing this data cloud, we are developing a significant and rapidly-growing asset, which we can use to generate additional revenue streams. Our large deployment footprint also provides us with an audience to whom we can market and sell incremental solutions, such as integration with fuel cards or third-party complementary products and services. Our established customer base also contributes to our brand recognition and economies of scale.

Our Offerings

We offer fleet management and field service management software solutions that our customers use to gain visibility into their fleet and mobile workforce. Our fleet management and field service management solutions are purpose-built to meet the needs of local fleet operators using a multi-tenant architecture that we host in third-party data centers. Our solutions are accessed through a Web browser or mobile application and provide our customers with actionable business intelligence.

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

Places. Our Places feature allows customers to easily designate geofences, or areas on the map, in which vehicles are allowed or not allowed to travel. Fleet operators receive notifications when a vehicle enters or exits an unauthorized location and reports are generated detailing time spent in unauthorized areas. These geofences are an important building block of any vehicle tracking solution, making the location data more relevant and useful to a customer. However, traditionally many customers do not invest the time to create geofences or, if they do, they often draw the geofence incorrectly, losing visibility into important activity. Fleetmatics makes it easy by automatically creating and categorizing geofences and then, suggest geofences based on customer driving activity, providing our customers with a powerful and highly differentiated ease of use.

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

Mobile App. Our Mobile App is a full-featured, portable software application that fleet operators can use to access current actionable business intelligence and insights over mobile devices and includes the FleetTracking Dashboard, FleetReports, Tracking Alerts, Route Replay, and Places.

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

Navigation Unit Integration. Our Navigation Unit Integration feature, currently supporting certain Garmin GPS navigation devices, streamlines dispatching and communication by integrating our fleet management software with our customers’ GPS navigation devices. It provides customers with turn-by-turn directions, notification of job status, estimated time of arrival to the next job site, and easy-to-use messaging capabilities. Drivers receive automatic job updates, eliminating the need to manually enter addresses while driving.

Driving Style. Our Driving Style feature allows operators to measure, manage, and reduce aggressive driving. Driving Style reporting captures hard braking, quick starts, and hard cornering with sensors calibrated to the vehicle class.

Driver ID. A driver changing vehicles may give our customers an incomplete picture of their drivers’ driving behaviors. With Fleetmatics DriverID, fleet operators can track which vehicle a driver is using with our key fob driver monitoring system, or alternatively, or smart-device-based driver app.

LogBook. The LogBook feature manages hours of service for drivers by combining required vehicle data with driver status from the Fleetmatics’ Android-based mobile application. Drivers simply log into the mobile app and start driving while their hours are managed automatically.

Our field service management offering consists of the following easy-to-use components:

Client Management. Our Client Management enables our customers to easily view customer details, including notes, documents, images and phone calls in one location.

Dispatch. Our Dispatch feature enables our customer to instantly dispatch vehicles to a job in the field. Using Short Message Service, or SMS, email or push notifications, Dispatch sends work orders to field teams quickly.

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

Integration with Accounting Packages. Fleetmatics WORK integrates with a number of accounting packages such as QuickBooks. Our customers can also download invoices directly into their accounting system and allow their employees to create invoices without giving them full access.

Quoting. Quoting enables our customers to simply and easily create quotes for their customers.

Alerting. Alerting enables our customers to receive alerts via a mobile device as well as send updates to the office from the jobsite. Alerts can be sent to fieldworkers either as SMS, email or push notifications.

Reports. The Reports feature provides an accessible, easy-to-read display of business intelligence from job summaries and time sheets to which products and services are making the most money. These reports allow fleet owners to make decisions based on the facts when they have real visibility into their business.

Marketing and Sales

Marketing

Our marketing programs target owners and managers predominately in the service and distribution industries that operate fleets of commercial vehicles and/or manage a team of field technicians. Our marketing strategy is focused on building brand awareness, generating quality leads and reinforcing customer engagement and thought leadership.

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

Sales

We sell subscriptions to our fleet management and mobile workforce solutions primarily through our direct sales organization. Maintaining direct control of our sales force allows us to efficiently target SMBs with a local fleet or a team of field technicians. We have direct sales operations in the U.S. as well as internationally in key markets such as the United Kingdom, Ireland, Australia, The Netherlands, France and Italy.

The focus of our sales efforts is to drive a high volume of transactions through a standardized and highly repeatable methodology. We focus on the core challenges that operators face in managing their fleet or team of field technicians. We are able to provide our prospects with an anticipated return on investment, or ROI, calculation that enables us to tangibly demonstrate the potential benefits of our solutions and how they address the challenges that our prospects face. We highlight the insights that managers gain from our reports and alerts and how they can use those insights to improve productivity, increase operating profits and solve key business problems.

We effectively sell our Fleetmatics REVEAL+ solution to large enterprise customers because this solution is better suited to address their administrative, mapping and integration requirements. We have dedicated sales and marketing teams for our Fleetmatics REVEAL, REVEAL+ and WORK products that utilize the following sales channels, depending on our customers’ needs and fleet sizes:

Web sales. Our primary sales channel and a key component of our go-to-market strategy, the Web sales team has historically increased its sales productivity while lowering the aggregate cost of customer acquisition. The Web sales team conducts its selling activities over the phone using live Web demonstrations to convert sales leads to customers.

Field sales. Our field sales team meets face-to-face with prospects and focuses on sales to customers with larger fleet sizes. A team of inside telesales representatives supports this field sales team and is responsible for prequalifying these accounts. Members of our field sales team are often focused on specific strategic accounts, geographies or industry groups.

Existing customer account sales. We have a sales team dedicated exclusively to existing accounts that focus on up-selling and cross-selling additional products to our customer base, securing renewal agreements, ensuring customer satisfaction levels, and promoting our customer referral program. This team is also focused on assisting customers that are adding units through fleet expansion or broader use of additional features across their fleet.

Fleetmatics WORK customer account sales. We have a dedicated sales team focused on selling Fleetmatics WORK to both existing REVEAL customers and other SMBs that may not be current Fleetmatics customers.

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

Our fleet management system is comprised of an in-vehicle device that incorporates off-the-shelf components, which generally include a cellular modem, GPS receiver, an accelerometer, and memory capacity sufficient to run our proprietary firmware, which reports vehicle coordinates, time, speed, ignition status, and mileage from satellite readings as well as, in certain cases, vehicle engine diagnostics and data derived from the vehicle’s On Board Diagnostic (OBD) port. This information is collected at a predefined frequency (generally every 30 to 90 seconds, or upon a specific type of event) and then sent to our receivers at third-party data centers, via a commercial cellular network. The information is then processed and delivered to our customers providing a wide range of live reporting, mapping and alerts designed to give customers business intelligence. This information can be accessed by our customers via a Web browser or mobile application as well as be sent to customers by email, an Extensible Markup Language, or XML, feed or Web services.

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

In 2015, we collected an average of approximately 73 million data points per day. Since our inception, we have aggregated over 101 billion data points. We analyze, cleanse and mine customer-specific data to deliver business intelligence upon which our customers can base business decisions. We also use this information to provide our customers with long-term trending, driver scoring and industry-wide competitive benchmarking.

Operations

We physically host our SaaS solutions for our customers in secure third-party data centers in the U.S. and Europe. These data management facilities provide us with both physical security, including staffed security 24 hours a day 365 days a year, biometric access controls and systems security, including firewalls, encryption, redundant power and environmental controls. Our data centers maintained over 99.9% system uptime in 2015. We believe that our third-party hosting facilities are adequate for our current needs and that suitable additional capacity will be available as needed to accommodate planned expansion of our operations. We believe our agreements with these third-party data centers are generally consistent with competitive market terms and conditions.

Our infrastructure includes firewalls, switches, routers, load balancers, IDS/IPS and application firewalls from top-tier suppliers to serve as the networking infrastructure and high levels of security for the environment. We use rack-mounted servers to run our solutions and for content caching. We use storage area network, or SAN, hardware with fiber channel and solid-state drives at our data center locations. These SAN systems have been architected for high performance and data-loss protection, and we believe that these systems have the capacity and scalability to support our anticipated growth for the foreseeable future.

We leverage our third-party network of approximately 850 installers worldwide to install our in-vehicle devices. Upon contracting with a new customer, we dispatch a local installer to the customers’ place of business or a central location for installation of our in-vehicle devices. Typically, the full installation cycle is accomplished within 15 days from the date of contract, subject to availability of the customer’s vehicles. If an in-vehicle device malfunctions in the field, we also call on our installer network to service the device.

Customers and Support

The substantial majority of our customers are SMBs, each of which deploys our solutions in 500 or fewer vehicles. A smaller portion of our customers are enterprise businesses, each of which deploys our solutions in 500 or more vehicles. As of December 31, 2015, we served a large and diverse group of approximately 35,000 customers and had approximately 709,000 vehicles under subscription. We serve a wide range of customers in the service and delivery industries, including cable, plumbing, heating, construction, engineering services, transportation, electrical and various other services. Approximately two-thirds of our U.S. customers’ vehicles travel fewer than 200 miles per day and nearly 90% operate within a 50 mile radius each day. In 2015 and 2014, our largest customer accounted for approximately 5% of our revenue and our top 25 customers represented approximately 13% and 14%, respectively, of our revenue. We measure customer satisfaction by surveying our customers. Based on the results of these surveys, we believe that our overall customer satisfaction is strong.

We provide customer support as part of our subscription. Our internal teams are proactive and contact our customers by phone to help them utilize additional features of our solutions and answer questions. Additional assistance is available via chat or email.

Research and Development

The responsibilities of our research and development organization include product management, product development, quality assurance and technology operations. Our research and development expenses were $21.4 million in 2015, $17.1 million in 2014, and $11.0 million in 2013. Our primary research and development organization is based in Dublin, Ireland. We also have research and development operations in Solon, Ohio, Florence and Ferrara, Italy, and Grenoble, France. Based on feedback from our customers and prospects, we work to develop new functionality while enhancing and maintaining our core offering.

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

•

U.S. Patent No. 7,388,518 (“the ’518 Patent”) and the five foreign national patents belong to the same patent family and are directed to a vehicle tracking system’s central host. The ’518 Patent expires on December 13, 2027. All five foreign national patents expire on May 9, 2026.

•

U.S. Patent No. 8,751,163 (“the ’163 Patent”) is directed to computer systems, methods and computer program products for providing an electronic representation of a route. The ’163 Patent expires on September 9, 2031.

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

We also own eight pending U.S. utility patent applications; five pending international applications filed under the Patent Cooperation Treaty, i.e., PCT applications; and eleven pending European patent applications (“EP applications”). Our patenting activities in the past five years are as follows:

In 2011, we filed three U.S. nonprovisional patent applications. One application was issued as the ’163 Patent, described above. Two applications are pending. One pending application is directed to systems and methods for providing vehicle and fleet profiles. The other pending application is directed to providing vehicle and fleet profiles and presentations of trends. In 2012, we filed two corresponding EP applications based on the three U.S. applications. Both EP applications are currently pending.

In 2012, we filed four U.S. nonprovisional patent applications. Two applications were issued as the ’243 Patent and the ’419 Patent, described above. Two applications were abandoned. In 2012 and 2013, we filed three corresponding EP applications. All three EP applications are currently pending.

In 2013, we filed six U.S. nonprovisional patent applications. One application is directed to a system and method for managing fleet workflow. One application is directed to managing driver timekeeping. Four applications are directed to a system and method for proprietary fleet management technology. In 2013, we also filed two EP applications corresponding, respectively, to the workflow and timekeeping applications. Both EP applications are currently pending.

In 2014, we filed four corresponding PCT applications based on the four U.S. nonprovisional applications filed in 2013 that are directed to systems and methods for proprietary fleet management technology. We filed four EP applications based on the PCT applications; the four EP applications and four PCT applications are pending.

In 2015, we filed one PCT application, which is directed to a system and method for accelerating route search.

We have seventeen trademark applications/registrations in the United States, one trademark registration in the U.K., eleven trademark applications/registrations in Ireland, two trademark registrations in France, one trademark registration in Italy, three trademark applications/registrations in Australia, three trademark applications/registrations in Mexico, six trademark applications/registrations in the European Community, two trademark applications in Brazil, one trademark registration in Canada, five trademark applications/registrations in Chile, and three trademark applications in India. These trademark applications/registrations relate to Fleetmatics’ products and services, names, and logos.

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

Competition

We compete with point-to-point solution providers as well as other companies with service offerings designed to address similar needs as our solutions. The market for fleet management solutions is highly fragmented. Some of our actual and potential competitors may enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, and greater financial, technical, and other resources.

We believe that the key competitive factors in the local services and distribution market include:

•	ease of initial setup and use;

•	product functionality, performance and reliability;

•	features that best meet the needs of SMB fleet operators;

•	business intelligence capabilities;

•	architecture scalability; and

•	cost.

We believe that our business intelligence approach to fleet management, efficient customer acquisition model, SaaS delivery model, deep domain expertise and large user base enable us to compete effectively. We believe that many of our competitors rely on up-front hardware sales to finance their operations. Their business models are a significant investment hurdle for SMB customers. Additionally, many of these competitive offerings are difficult to deploy and use and lack other features required by SMB customers.

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

Employees

As of December 31, 2015, we had 1,151 full-time employees. None of our United States employees is represented by a labor union with respect to his or her employment with us. We have employees in Italy and France who have the benefit of collective bargaining arrangements at the national level. We consider our relationship with employees to be good and have not experienced any work stoppages.

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

Our registered and principal office is located at Block C, Cookstown Court, Belgard Road, Tallaght, Dublin 24, Ireland. Our U.S. headquarters’ office is located at 1100 Winter Street, Waltham, Massachusetts and our telephone number is (781) 577-4600. We have additional offices in Rolling Meadows, Illinois; Charlotte, North Carolina; Clearwater, Florida; Scottsdale, Arizona; and Solon, Ohio in the United States and international offices in Reading, Berkshire in the United Kingdom; Florence and Ferrara, Italy; Utrecht, The Netherlands; Mriehel, Malta; Grenoble, France; Sydney, Australia, and Warsaw, Poland.

We are a holding company and conduct substantially all of our business through our wholly-owned operating subsidiaries, Fleetmatics Ireland Limited, Fleetmatics (UK) Limited, Fleetmatics USA, LLC, Fleetmatics Netherlands B.V., Fleetmatics de México S.r.l., Fleetmatics Pty Ltd, Fleetmatics (France) SAS, and Visirun S.p.A.

In 2015, we merged SageQuest LLC (“SageQuest”) into our wholly-owned operating subsidiary, Fleetmatics USA, LLC.

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

DTC Requirement

In order for DTC, Cede & Co. and National Securities Clearing Corporation, or NSCC, which provides clearing services for securities that are eligible for the depository and book-entry transfer services provided by DTC and registered in the name of Cede & Co., which entities are referred to collectively as the DTC Parties, to agree to provide services with respect to our ordinary shares, we have concluded a composition agreement with the Revenue Commissioners of Ireland under which we have assumed any obligation of paying the liability for any Irish stamp duty or similar Irish transfer or documentary tax with respect to our ordinary shares, on (a) transfers to which any of the DTC Parties is a party, or (b) which may be processed through the services of any of the DTC Parties and the DTC Parties have received confirmation from the Revenue Commissioners of Ireland that while such composition agreement remains in force, the DTC Parties shall not be liable for any Irish stamp duty with respect to our ordinary shares.

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

Available Information

Our Internet website address is http://www.fleetmatics.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file or furnish to the SEC.

Investors and others should note that we announce material financial information to our investors using our investor relations website (http://ir.fleetmatics.com), SEC filings, press releases, conference calls and webcasts. We use these channels as well as social media to communicate to the public about our company, our services and other issues. It is possible that the information we post on our investor relations website or on our social media outlet could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our website. Fleetmatics has used, and intends to continue to use, our investor relations website, as well as our Twitter and LinkedIn accounts, as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding Fleetmatics. The SEC’s Internet website address is http://www.sec.gov.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 18 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

We primarily market and sell our solutions to SMBs. SMB customers are challenging to reach, acquire and retain in a cost-effective manner. To grow our revenue, we must add new customers, sell additional functionality to existing customers and encourage existing customers to renew their subscriptions. Selling to and retaining SMB customers is more difficult than selling to and retaining enterprise customers because SMB customers generally:

•	have high failure rates;

•	are more price sensitive;

•	are difficult to reach with targeted sales campaigns;

•	have higher churn rates in part because of the scale of their businesses and the ease of switching services; and

•	generate less revenue per customer and per transaction.

If we are unable to market and sell our solutions to SMBs with competitive pricing and in a cost-effective manner, our ability to grow our revenue and maintain and grow our profitability will be harmed.

We may not be able to retain and increase sales to our existing customers, which could negatively impact our financial results.

We generally license our solutions pursuant to customer agreements with an initial term of 36 months for fleet management customers and 12 months for field service management customers. Most agreements provide for renewal automatically for one or three-year periods unless the customer elects otherwise, although our customers have no obligation to renew these agreements after their term expires. We also actively seek to sell additional solutions to our existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to retain them or sell additional functionality to them and, as a result, our revenue and ability to grow would be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including the belief that our service is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, or a belief that our competitors’ services provide better value. Additionally, our customers may not renew for reasons entirely out of our control, such as the dissolution of their business, which is particularly common for SMB customers, or an economic downturn in their industry, such as oil and gas. A significant increase in our churn would have an adverse effect on our business, financial condition, and operating results.

A part of our growth strategy is to sell additional new features and solutions to our existing customers. Our ability to sell new features to customers will depend in significant part on our ability to anticipate industry evolution, practices and standards and to continue to enhance existing solutions, such as integration with fuel cards and GPS navigation devices, or introduce or acquire new solutions on a timely basis to keep pace with technological developments both within our industry and in related industries such as our recent acquisition of a field service job management and scheduling application, and to remain compliant with any regulations mandated by federal agencies, such as the Federal Motor Carrier Safety Administration, or state-mandated regulations as they pertain to our subscribers. However, we may prove unsuccessful either in developing new features or in expanding the third-party software and products with which our solutions integrate. In addition, the success of any enhancement or new feature depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or feature. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them or better anticipates the innovation and integration opportunities in related industries, those competitors may be able to provide more effective or cheaper solutions than ours.

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

Loss of, or a significant reduction in subscriptions from, one or more enterprise customers could adversely affect our revenue and profitability.

While no single customer represented more than 5% of our revenue in the years ended December 31, 2015 or 2014, loss of one or more enterprise customers could result in a meaningful decrease in revenue and profitability, as well as a material increase in our customer churn. Because of the variability of industries in which our enterprise customers operate and the unpredictability of economic conditions in any particular industry which comprises a significant number of our enterprise customers, the composition of, and the number of subscriptions from, our enterprise customers is likely to change over time. If we lose one or more enterprise customers, or if we experience a significant reduction in subscriptions from one or more enterprise customers, there is no assurance that we would be able to replace those customers to generate comparable revenue over a short time period, which could harm our operating results and profitability.

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

•	trade protection measures (such as tariffs and duties) and import or export licensing requirements;

•	fluctuations in currency exchange rates;

•	costs associated with defending intellectual property infringement and other claims;

•	changes in government regulation affecting our business; and

•	provision of fleet management solutions from an OEM-controlled channel, of which Fleetmatics may be excluded.

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

We reported net income of $38.8 million for 2015, $27.5 million for 2014, and $30.5 million for 2013. We cannot predict if we will be able to sustain profitability. We expect to continue making significant expenditures to develop and expand our business. The recent growth in our revenue and customer base may not be sustainable, and we may not generate sufficient revenue to sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to sustain profitability and the failure to fund our capital requirements may negatively impact our ability to achieve our business objectives.

The market in which we participate is highly fragmented and competitive, with low barriers to entry. If we do not compete effectively, our operating results may be harmed.

The market for fleet management solutions is highly fragmented, consisting of a significant number of vendors, competitive and rapidly changing, with relatively low barriers to entry. Competition in our market is based primarily on the level of difficulty in installing, using and maintaining solutions, total cost of ownership, product performance, functionality, interoperability, brand and reputation, distribution channels, industries and the financial resources of the vendor. We expect competition to intensify in the future with the introduction of new technologies and market entrants and with the possible consolidation of competitors. Mobile service and software providers, such as Garmin, provide limited services at lower prices or no charge, such as basic GPS-based mapping, tracking and turn-by-turn directions that could be expanded or further developed to more directly compete with our solutions. Vehicle OEM’s could provide factory-installed devices and may in turn compete directly against us or indirectly against us by partnering with one or more fleet management suppliers, and we can provide no assurances we would participate in this new ecosystem. Due to an assortment of differentiating capabilities and ease of use characteristics, we have historically been able to command a premium price for our fleet management software offerings, however, as we increase our market share, our competitors may reduce their pricing in order to more effectively compete with us. This could result in a decrease in our subscription volumes or cause our churn to increase. We primarily compete with Masternaut Limited, Teletrac, Telogis, Inc., TomTom, and Verizon Network Fleet, and, to a lesser extent, other companies. Increased competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would likely cause serious harm to our operating results.

Industry consolidation may result in increased competition, which could result in a loss of customers or a reduction in revenue.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer more comprehensive services than they individually had offered or achieve greater economies of scale. In addition, new entrants not currently considered to be competitors may enter our market through acquisitions, partnerships or strategic relationships. For example, CalAmp Corp., a supplier of in-vehicle devices, acquired fleet management service providers who operate in the low-end stolen vehicle recovery business. Similarly, a provider of fuel cards acquired businesses which offer fleet management solutions. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the potential entrants, particularly those providing enterprise-level solutions and those who historically focused on the long-haul industry, may have competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. The companies resulting from combinations or that expand or vertically integrate their business to include the SMB market that we address may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of our customers or a reduction in our revenue.

Our inability to adapt to rapid technological change in our industry and related industries could impair our ability to remain competitive and adversely affect our results of operations.

The industry in which we compete and related industries are characterized by rapid technological change, frequent introductions of new products and evolving industry standards. In addition to the fleet management solutions industry, we are subject to changes in the automotive, mobile handset, GPS navigation device and work flow software industries. As the technology used in each of these industries evolves, we will face new integration and competition challenges. For example, as automobile manufacturers evolve in-vehicle technology, GPS tracking devices may become standard equipment and compete against our solutions. As more SMB’s become reliant on fleet management solutions, they may seek additional integrated information such as that available from a vehicle’s controller area network bus (CANBUS) or a vehicle’s OBD port. Furthermore, major gains in fuel efficiency may lead to a relative decrease in the demonstrable return on investment of our solutions perceived by our customers. If we are unable to adapt to rapid technological change, it could adversely affect our results of operations and our ability to remain competitive.

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

Our future success and competitive position depend in large part on our ability to protect our intellectual property and proprietary technologies. We rely on a combination of trademark, patent, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights, all of which provide only limited protection and may not currently or in the future provide us with a competitive advantage. We cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We have four issued U.S. patents and eight pending U.S. patent applications. We have one Irish patent and one European patent that has been validated in the UK, France, Germany, and The

Netherlands. We also have five pending international patent applications filed under the Patent Cooperation Treaty and eleven European patent applications. We have seventeen trademark applications/registrations in the United States, one trademark registration in the U.K., eleven trademark applications/registrations in Ireland, two trademark registrations in France, one trademark registration in Italy, three trademark applications/registrations in Australia, three trademark applications/registrations in Mexico, six trademark applications/registrations in the European Community, two trademark applications in Brazil, one trademark registration in Canada, five trademark applications/registrations in Chile, and three trademark applications in India. We cannot assure you that any patents or trademarks will issue from any of our pending or future patent or trademark applications, that any patents or trademarks that issue from such applications will give us the protection that we seek, or that any such patents or trademarks will not be challenged, invalidated, or circumvented. Any patents or trademarks that may issue in the future from our pending or future patent and trademark applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

Our solutions integrate with third-party software and devices to allow our solutions to perform key functions. For example, we offer integration from our fleet management offering with work flow software products, such as ARRIS Solutions, Garmin GPS navigation devices and fuel card providers such as FleetCor, among others. Although to date this integration has been accomplished using open software interfaces and simple physical linkages, we cannot guarantee that this ease of integration will continue or that we will be able to integrate with other products as easily or without additional cost. Our field service application integrates with MYOB, QuickBooks and a number of other accounting packages, and we plan to add others over time. Errors, viruses or bugs may be present in third-party software that our customers use in conjunction with our solutions. Changes to third-party software that our customers use in conjunction with our solutions could also render our solutions inoperable. Customers may conclude that our software is the cause of these errors, bugs or viruses and terminate their subscriptions. The inability to easily integrate with, or any defects in, any third-party software could result in increased costs, or in delays in software releases or updates to our products until such issues have been resolved, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects and could damage our reputation.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees to 1,151 at December 31, 2015 from 836 at December 31, 2014, 659 at December 31, 2013, 476 at December 31, 2012, 408 at December 31, 2011 and 290 at December 31, 2010. Our subscription revenue increased to $284.8 million in 2015 from $231.6 million in 2014, $177.4 million in 2013, $127.5 million in 2012, $92.3 million in 2011, and $64.7 million in 2010. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to continue to further expand our overall business, customer base, headcount and operations both domestically and internationally. Operating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

The loss of one or more of our key personnel, or our failure to attract, train and retain other highly qualified personnel, could harm our business.

We depend on the continued service and performance of our key personnel, including our senior management. In addition, the sales and customer service-driven focus of our business and employees are vital to our growth plan. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract and train new personnel, or fail to retain, focus and motivate our current personnel, our business and growth prospects could be severely harmed.

We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in dilution to our shareholders, and consume resources that are necessary to sustain our business.

We may in the future acquire complementary products, services, technologies, or businesses. In November 2015, Fleetmatics acquired Visirun, a SaaS-based provider of fleet management solutions headquartered in Ferrara, Italy. We believe that the acquisition of Visirun enables us to scale our European subscriber base while also bringing us important Italian market expertise. In February 2015, Fleetmatics acquired Ornicar, a SaaS provider of fleet management solutions in France. The acquisition of Ornicar and the French market expertise of the Ornicar team accelerated our presence and brand in a country that we believe offers us one of the largest market opportunities in Europe. In May 2014, we acquired KKT, the developer of Routist, a SaaS-based, intelligent vehicle routing solution which we are integrating with our Fleetmatics REVEAL and Fleetmatics WORK offerings. In August 2013, we acquired Connect2Field, which provided us a field service job management and scheduling application which we have integrated as part of our fleet management system as well as continued to make available on a stand-alone basis. We also may enter into relationships with other businesses to expand our portfolio of solutions or our ability to provide our solutions in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition, investment, or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily adapted to be compatible with ours, or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Additionally, we may encounter difficulties integrating our acquired companies to our standardized accounting systems to provide us with the necessary accounting controls needed for our continued financial reporting requirements as a public company. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Any problems or delays associated with the integration or the failure to complete the integrations on a timely basis could adversely affect our ability to report financial information, including the filing of our quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire. For one or more of those transactions, we may:

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

We may face many risks associated with our continued expansion internationally, which could harm our business, financial condition, and operating results.

We anticipate that our continued efforts to expand internationally will entail the marketing and advertising of our solutions and brand. We also do not have substantial experience in selling our solutions in international markets outside of the U.S., Canada, the U.K. and Ireland or in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets, and we may be required to invest significant resources in order to do so such as we have done in France and Italy. We may not succeed in these efforts or achieve our customer acquisition or other goals. In some international markets, customer preferences and buying behaviors may be different, and we may use business or pricing models that are different from our traditional subscription model to provide fleet management solutions to customers in those markets or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings. In addition, the current economic instability in the Eurozone could have many adverse consequences on our international expansion, including sovereign default, liquidity and capital pressures on Eurozone financial institutions, reducing the availability of credit and increasing the risk of financial sector failures and the risk of one or more Eurozone member states leaving the euro, resulting in the possibility of capital and exchange controls and uncertainty about the impact of contracts and currency exchange rates.

In addition, conducting expanded international operations subjects us to new risks that we have not generally faced in our current markets. These risks include:

•	localization of our solutions, including the addition of foreign languages and adaptation to new local practices and regulatory requirements;

•	lack of experience in other geographic markets;

•	strong local competitors;

•	the cost and burden of complying with, lack of familiarity with, and unexpected changes in, foreign legal and regulatory requirements;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates or restrictions on foreign currency;

•	potentially adverse tax consequences, including the complexities of transfer pricing, value added or other tax systems, double taxation and restrictions and/or taxes on the repatriation of earnings;

•	dependence on third parties, including commercial partners with whom we do not have extensive experience;

•	increased financial accounting and reporting burdens and complexities;

•	increased risk of work stoppages and/or other employment issues arising under nationally sponsored collective bargaining agreements;

•	political, social, and economic instability, terrorist attacks, and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

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

Two critical links in our current solutions are between in-vehicle devices and GPS satellites and between in-vehicle devices and cellular networks, which allow us to obtain location data and transmit it to our system. Increases in the fees charged by cellular carriers for data transmission or changes in the cellular networks, such as a cellular carrier discontinuing support of the network currently used by our in-vehicle devices, requiring retrofitting of our in-vehicle devices could increase our costs and impact our profitability. We have migrated new installations to the next generation of cellular network compatibility in order to maximize expected useful life of our in-vehicle devices, however, cellular carriers could in the future migrate allotted bandwidth from one network to another. Also, while we have included the ability to store GPS data in our in-vehicle devices in case of temporary cellular network connectivity failure, widespread disruptions or extended failures of the cellular networks would adversely affect the timeliness of our solutions’ functionality and utility and harm our financial results. Our field service job management and scheduling application utilizes the field worker’s smartphone and communicates over their cellular networks.

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

Our software may contain undetected errors, defects or other software problems, and if we fail to correct any defect or other software problems, we could lose customers or incur significant costs, which could result in damage to our reputation or harm to our operating results.

Although we warrant that our software will be free of defects for various periods of time, our software platform and its underlying infrastructure are inherently complex and may contain material defects or errors. We must update our solutions quickly to keep pace with the rapidly changing market and the third-party software and devices with which our solutions integrate, and we have a history of frequently introducing new versions. We have from time to time found defects in our software and may discover additional defects in the future, particularly as we continue to migrate our product offering to a single platform. We may not be able to detect and correct defects or errors before customers begin to use our platform or its applications. Consequently, our solutions could contain undetected errors or defects, especially when first introduced or when new versions are released. We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects or inaccuracies in the performance of our software for our customers could result in damage to our reputation or harm to our operating results.

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

We host our solutions and serve all of our customers from our network servers, which are principally located at third-party data center facilities in the United States and Europe. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Our disaster recovery systems are located at our third-party hosting facilities. While we are increasing redundancy, our systems have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our disaster recovery systems are irreparably damaged or destroyed, we would experience interruptions in access to our products. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our solutions could harm our reputation and may damage our data. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our churn rates.

We provide minimum service level commitments to certain of our customers, and our failure to meet them could cause us to issue credits for future subscriptions or pay penalties, which could harm our results of operations.

Certain of our customer agreements currently, and may in the future, provide minimum service level commitments regarding items such as uptime, functionality or performance. If we are unable to meet the stated service level commitments for these customers or suffer extended periods of service unavailability, we are or may be contractually obligated to provide these customers with credits for future subscriptions, provide services at no cost, or pay other penalties which could adversely impact our revenue. We do not currently have any reserves on our balance sheet for these commitments.

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

Effective in 2015, our legal entity which is the owner of our intellectual property has become a non-resident Irish entity. We expect that the effect of this will be to reduce our consolidated tax liability.

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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax treaties or tax regulations or changes in the interpretation of such laws, treaties or regulations by the tax authorities in Ireland, the U.S. and other jurisdictions. For example, any amendments to the current double taxation treaties between Ireland and other jurisdictions, including the U.S., could subject us to increased taxation. In the normal course of business, we are subject to examination by various taxing authorities. As of December 31, 2015, we remain subject to examination in our material jurisdictions: the United States for tax years 2012 through 2015, in Ireland for tax years 2010 through 2015, and in the United Kingdom for tax years 2014 through 2015. We currently are under audit by the Internal Revenue Service for 2013 and 2014 and by the Irish Taxing Authority for 2012.

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

A large percentage of our customers purchase our solutions with credit cards and electronic funds transfers, and our business depends upon our ability to offer credit card payment options, which we offer using third-party processing services. We cannot assure you that credit card issuers will not increase their credit card processing fees, which could in turn lead to increases in the fees charged by our third-party processors. In addition, our third-party processors, like any credit card issuer, could increase their credit card processing fees if we experience excessive chargebacks or for other reasons. Given the percentage of our revenue received from credit card purchases, any increase in processing fees could adversely affect our business and operating results.

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

Our ordinary shares were sold to the public in our October 2012 initial public offering at $17.00 per share, and as of January 31, 2016, our ordinary shares have subsequently traded as high as $62.86 per share and as low as $19.20 per share. Market prices for securities of companies like ours have historically been particularly volatile in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price for our ordinary shares to fluctuate include:

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

Our registered and principal office is located at Block C, Cookstown Court, Belgard Road, Tallaght, Dublin 24, Ireland. Our U.S. headquarters’ office is located in Waltham, Massachusetts. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Solon, Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease 31,641 square feet of office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Scottsdale, Arizona, Sydney, Australia, Reading, Berkshire in the United Kingdom, Utrecht, The Netherlands, Grenoble, France, and Warsaw, Poland for our sales, marketing and customer care organizations under lease agreements that expire at various dates through 2022. We lease office space in Florence, Italy primarily for research and development employees. We have a mortgage for our office building in Ferrara, Italy which we use primarily for our sales, marketing and customer support organizations in Italy.

Item 3.	Legal Proceedings

From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we may receive notification alleging infringement of patent or other intellectual property rights. We are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation, that, in its opinion, would have a material adverse effect on our business or consolidated financial position, results of operations or cash flows should such litigation be resolved unfavorably. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On October 27, 2015, Orthosie Systems, LLC filed a complaint against us (Orthosie Systems, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:15-cv-1681) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,430,471 entitled “Method and System for Monitoring a Vehicle” (“the ’471 Patent”). Our answer to the complaint is due on March 9, 2016. At this stage of the litigation, we are unable to estimate whether a loss is reasonably possible. While we do not believe that this litigation will have a material adverse effect on our business, financial condition, operating results, or cash flows, we cannot assure you that this will be the case.

On January 1, 2016, David Gillard and Jaclyn Stramiello, individually and on behalf all others similarly situated, filed a complaint against us (Gillard et al. v. Fleetmatics USA, LLC, et al., Civil Action No. 8:16-cv-81-T-27MAP) in the United States District Court for the Middle District of Florida alleging our U.S. subsidiaries violated certain provisions of the Fair Labor Standards Act (the “FLSA”) by failing to pay overtime. On February 8, 2016, the plaintiffs filed an amended complaint, which added another named party plaintiff, Troy Pate. On February 10, 2016 the Court struck the amended complaint and provided the plaintiffs with fourteen days to file another amended complaint. The plaintiffs are seeking certification of the matter as a collective action under the FLSA. The FLSA permits an aggrieved person to recover as damages back pay, an equal amount of money as liquidated damages, interest and attorneys’ fees and costs. Currently, our answer to the complaint is due on March 11, 2016. We intend to seek clarification on the due date for its answer, given the Court’s rejection of the plaintiffs’ most recently filed amended complaint. This matter is in its very early stages, and as such, we cannot assure that this matter will not have a material adverse effect on our business, operating results or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares have been listed and traded on the New York Stock Exchange under the symbol “FLTX” since our initial public offering which we completed on October 9, 2012. Prior to this time, there was no public market for our ordinary shares.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our ordinary shares on the New York Stock Exchange in dollars, for the past eight quarters:

	High	Low
2015
First Quarter	$46.01	$34.05
Second Quarter	$48.35	$39.10
Third Quarter	$52.19	$43.71
Fourth Quarter	$61.75	$48.01
2014
First Quarter	$43.66	$32.06
Second Quarter	$34.27	$26.20
Third Quarter	$35.96	$29.77
Fourth Quarter	$38.90	$28.02

On January 31, 2016, the last reported sale price for our ordinary shares on the New York Stock Exchange was $43.41 per ordinary share.

Dividend Policy

Fleetmatics currently intends to retain any earnings for its use in its business. We have not paid any cash dividends on our ordinary shares in the last two completed fiscal years and do not currently anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

Stockholders

As of January 31, 2016, there were 7 holders of record of Fleetmatics’ ordinary shares.

Stock Performance Graph

The following graph compares the total stockholder return on a cumulative basis of $100 invested in Fleetmatics’ ordinary shares for the period from our initial listing on October 5, 2012 through December 31, 2015 to the Nasdaq Composite Index and the S&P 500 Index, over the same period. The chart assumed the reinvestment of dividends, if any. The graph assumes our closing sales price on October 5, 2012 of $22.30 per share as the initial value of our ordinary shares and not the initial offering price to the public of $17.00 per share.

	10/5/12	12/31/12	12/31/13	12/31/14	12/31/15
Fleetmatics Group PLC	$100.00	$112.83	$193.95	$159.15	$227.76
Nasdaq Composite Index	$100.00	$98.17	$129.97	$155.83	$149.81
S&P 500 Index	$100.00	$96.88	$135.81	$147.76	$166.30

The Stock Performance Graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Exchange Act.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

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

On July 25, 2013, our registration statement on Form F-1 (File No. 333-189699) was declared effective for a secondary public offering. On July 30, 2013, we closed this secondary public offering of 1,000,000 ordinary shares by us and 9,925,000 ordinary shares by selling shareholders at an offering price of $33.00 per share. The managing underwriters of the offering were Barclays Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Following the sale of the shares in connection with the closing of our secondary public offering, the offering terminated. As a result of the offering we received net proceeds of approximately $32.1 million, after deducting underwriting discounts and commissions and offering-related expenses paid by us. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates. We received no proceeds from the sale of ordinary shares by the selling shareholders.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During 2015, we withheld 178,293 restricted share units from employees at an average price of $45.03 to cover withholding taxes due from the employees at the time the shares vested, 23,829 of these were withheld in the fourth quarter of 2015. The following table provides information about the withheld restricted share units for the year ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2015—January 31, 2015	700	$35.41
February 1, 2015—February 28, 2015	2,040	39.91
March 1, 2015—March 31, 2015	73,213	42.95
April 1, 2015—April 30, 2015	701	45.58
May 1, 2015—May 31, 2015	67,952	42.88
June 1, 2015—June 30, 2015	2,181	46.36
July 1, 2015—July 31, 2015	700	48.12
August 1, 2015—August 31, 2015	957	46.73
September 1, 2015—September 30, 2015	6,020	45.59
October 1, 2015—October 31, 2015	5,961	55.82
November 1, 2015—November 30, 2015	11,569	58.53
December 1, 2015—December 31, 2015	6,299	58.41

Total	178,293	$45.03

Item 6.	Selected Financial Data

We derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in any future period and should be read in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Subscription revenue	$284,761	$231,581	$177,350	$127,451	$92,317
Cost of subscription revenue	73,061	57,505	43,858	35,507	28,631

Gross profit	211,700	174,076	133,492	91,944	63,686

Operating expenses:
Sales and marketing	96,908	78,885	56,589	41,138	33,391
Research and development	21,440	17,090	11,036	7,379	6,021
General and administrative	53,966	42,765	36,375	31,047	18,309

Total operating expenses	172,314	138,740	104,000	79,564	57,721

Income from operations	39,386	35,336	29,492	12,380	5,965
Interest income (expense), net	(897)	(704)	(1,999)	(2,075)	(2,386)
Foreign currency transaction gain (loss), net	3,538	832	(1,139)	(24)	155
Loss on extinguishment of debt	(107)	—	—	(934)	—
Other income (expense), net	(41)	(1)	—	(32)	—

Income before income taxes	41,879	35,463	26,354	9,315	3,734
Provision for (benefit from) income taxes	3,087	7,988	(4,103)	3,907	865

Net income	38,792	27,475	30,457	5,408	2,869
Accretion of redeemable convertible preferred shares to redemption value	—	—	—	(335)	(446)
Net income attributable to participating securities	—	—	—	—	(2,294)

Net income attributable to ordinary shareholders	$38,792	$27,475	$30,457	$5,073	$129

Net income per share attributable to ordinary shareholders(1):
Basic	$1.01	$0.73	$0.85	$0.58	$0.09
Diluted	$0.99	$0.71	$0.82	$0.50	$0.08
Weighted average ordinary shares outstanding(1):
Basic	38,358	37,473	35,722	8,822	1,497
Diluted	39,328	38,552	37,140	10,085	2,078

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Other Financial and Operating Data:
Total vehicles under subscription(2)	709,000	552,000	445,000	331,000	237,000
Adjusted EBITDA(3)	$96,189	$73,946	$56,472	$33,886	$21,748

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash	$177,083	$175,400	$137,171	$100,087	$8,615
Working capital (deficit)(4)	157,980	158,213	131,685	88,579	(8,858)
Total assets	402,395	346,696	286,539	210,625	99,576
Total debt (net of discount), including capital lease obligations	27,669	25,440	24,391	24,767	17,986
Redeemable convertible preferred shares	—	—	—	—	130,839
Total shareholders’ equity (deficit)	302,177	252,285	201,808	121,022	(111,065)

(1)	See Note 15 to our consolidated financial statements for further details on the calculation of basic and diluted net income per share attributable to ordinary shareholders.
(2)	This metric represents the number of vehicles under subscription by our customers utilizing one or more of our fleet management software-as-a-service (SaaS) solutions at the end of the period presented. Since our revenue is primarily driven by the number of vehicles under subscription to our SaaS solutions, we believe that total vehicles under subscription is an important metric to monitor. This number excludes any subscriptions associated with Fleetmatics WORK.
(3)	We present Adjusted EBITDA in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before income taxes, interest income (expense), foreign currency transaction (gain) loss, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle devices owned by customers, amortization of intangible assets, share-based compensation, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, acquisition-related transaction costs, expenses incurred under our Management Services Agreement dated November 23, 2010, or Management Services Agreement, with Privia Enterprises Limited, or Privia (see “Privia Management Services Agreement” paragraph below), contingent consideration expense and loss on extinguishment of debt. See “—Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.
(4)	We define working capital (deficit) as current assets less current liabilities.

Privia Management Services

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before income taxes, interest income (expense), foreign currency transaction (gain) loss, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle devices owned by customers, amortization of intangible assets, share-based compensation, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, acquisition-related transaction costs, expenses incurred under our Management Services Agreement with Privia, contingent consideration expense, and loss on extinguishment of debt. We have provided a reconciliation below of Adjusted EBITDA to net income, the most directly comparable financial measure presented in accordance with GAAP.

We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans, and to allocate resources to expand our business. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Additionally, Adjusted EBITDA is a key financial measure used by the Compensation Committee of our Board of Directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest payments on our debt or any losses on the extinguishment of our debt;

•	Adjusted EBITDA does not reflect the costs of certain non-recurring litigation and settlement payments;

•	Adjusted EBITDA does not reflect certain non-recurring secondary public offering costs;

•	Adjusted EBITDA does not reflect acquisition-related transaction costs;

•	Adjusted EBITDA does not reflect contingent consideration expense;

•	Adjusted EBITDA does not include foreign currency transaction gains and losses; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$38,792	$27,475	$30,457	$5,408	$2,869
Provision for (benefit from) income taxes	3,087	7,988	(4,103)	3,907	865
Interest (income) expense, net	897	704	1,999	2,075	2,386
Foreign currency transaction (gain) loss, net	(3,538)	(832)	1,139	24	(155)
Depreciation and amortization of property and equipment	28,258	21,492	12,994	9,547	7,581
Amortization of capitalized in-vehicle devices owned by customers	682	1,123	960	668	344
Amortization of intangible assets	2,672	2,562	2,290	2,332	3,349
Share-based compensation	24,513	13,207	7,470	2,422	2,292
Secondary public offering costs	—	—	1,285	—	—
Litigation and settlements	(218)	(81)	1,609	1,216	—
Acquisition-related transaction costs	661	308	372	—	—
Management Services Agreement expense	—	—	—	5,353	2,217
Loss on extinguishment of debt	107	—	—	934	—
Contingent consideration expense	276	—	—	—	—

Adjusted EBITDA (unaudited)	$96,189	$73,946	$56,472	$33,886	$21,748

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service (SaaS). Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. Our integrated, full-featured mobile workforce management application provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of December 31, 2015, we had approximately 35,000 customers and approximately 709,000 vehicle subscriptions worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 500 or fewer vehicles. A smaller portion of our customers are enterprise businesses, each of which deploys our solutions in 500 or more vehicles. During the year ended December 31, 2015, we collected an average of approximately 73 million data points per day from subscribers and have aggregated over 101 billion data points since our inception. We may consider the development of complementary business intelligence solutions related to this data set and which may in turn drive additional sources of revenue.

We were founded in 2004 in Dublin, Ireland. Since inception, our software has been designed to be delivered as a hosted, multi-tenant offering, accessed through mobile apps or a Web browser utilizing broadly available in-vehicle devices to transmit vehicle and driver behavioral data to our databases over cellular networks.

In August 2013, we acquired Sydney, Australia-based, Connect2Field Holdings Pty Limited (“Connect2Field”), a privately-held provider of cloud-based software solutions for service businesses and their mobile workers. The Connect2Field product became the foundation of Fleetmatics WORK. The acquisition of Connect2Field supported our ability to execute on our vision of enabling field service businesses globally to leverage the prevalence of wireless data and mobile devices and giving them tools they need to automate, manage, simplify and improve their operations. We believe that our field service management solution, particularly among SMBs where they are replacing manual processes that are often prone to inefficiency and errors, will help our customers improve customer service levels, increase mobile productivity and enhance savings.

In April 2014, we released a software platform and launched three new product offerings: Fleetmatics REVEAL, a business-intelligence based fleet management solution for SMBs; Fleetmatics REVEAL+, which extends the applicability of Fleetmatics REVEAL to larger enterprises; and Fleetmatics WORK, a field service management solution. This software platform is an analytics-based, extensible foundation to deliver solutions, features, insights and applications that optimize how a mobile workforce gets work done and how a business manages its mobile assets. The three products that fall under the software platform offer a solution for fleet management and field service management and are designed to help businesses maximize their return on fleet and mobile workforce investments.

In May 2014, we acquired Florence, Italy-based KKT S.r.l. (“KKT”), the privately-held developer of Routist, a SaaS-based, intelligent vehicle routing solution for businesses looking to optimize the utilization of their fleets and mobile resources. Via its sophisticated algorithms, Routist provides optimized route plans for vehicles making multiple stops daily, and provides opportunities for companies to achieve significant cost savings by helping to reduce miles driven, fuel consumption, and vehicle maintenance costs. Routist’s complex and flexible optimization engine is able to take into consideration locations, vehicles, time windows, technician skills, costs and capacities, among other inputs, while remaining simple and intuitive for customers to use.

In February 2015, we acquired Grenoble, France-based Ornicar SAS (“Ornicar”), a SaaS-based provider of fleet management solutions. Ornicar added approximately 15,000 vehicles under subscription to Fleetmatics’ existing installed base. This acquisition is consistent with our global growth strategy to further expand into mainland Europe and to acquire additional customers in new territories. The acquisition of Ornicar and the French market expertise of the Ornicar team accelerated our presence and brand in a country that we believe offers us one of the largest market opportunities in Europe.

In November 2015, we acquired Ferrara, Italy-based Visirun S.p.A. (“Visirun”), a SaaS-based provider of fleet management solutions. Visirun added approximately 30,000 vehicles under subscription to our existing installed base and added more than 3,000 customers. We believe that the acquisition of Visirun helps us to scale our European subscriber base while also bringing us important Italian market expertise.

We derive substantially all of our revenues from subscription agreements to our solutions, which typically include the use of our SaaS-based fleet management solution and an in-vehicle device or simply a SaaS-based solution for our field service-only customers. We generate sales through lead-generating Web-based advertising and targeted outbound sales efforts, which we then work to convert into paying customers. Our in-vehicle devices associated with our fleet management offering are installed by our network of installation partners. Initial customer contracts are typically 36 months in duration for fleet management customers and 12 months in duration for field service management customers, both with renewal automatically for one or three-year periods thereafter, unless the customer elects not to renew. These contract terms provide us with a high degree of visibility into future revenue. Our customer contracts are non-cancelable, and our customers generally are billed on a monthly basis.

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional vehicle subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features of our fleet management applications to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In 2015, 2014 and 2013, our largest customer accounted for approximately 5%, 5%, and 4%, respectively, of our subscription revenue and our top 25 customers represented approximately 13%, 14%, and 13%, respectively, of our subscription revenue.

As we pursue our growth strategy, we will have many opportunities and challenges. One of our key initiatives is to continue to expand our business internationally and we expect to continue to hire additional personnel as we pursue this continued expansion. We may also continue to complete strategic acquisitions to help us expand our sales and operations internationally. We will have to address additional risks as we pursue this international expansion, including the difficulties of localizing our solutions, competing with local companies as well as the challenge of managing and staffing international operations. We also intend to explore opportunities to capitalize on the data we accumulate from our customers’ vehicles as we seek ways to monetize this valuable information. Over time, we may experience pressure on pricing as our products become more mature and as competition intensifies in various markets. Each of our strategic initiatives will require expenditure of capital and management focus and we may be unsuccessful as we execute our strategy.

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of December 31, 2015, we had approximately 709,000 vehicles under subscription, an increase of 28.4% from approximately 552,000 as of December 31, 2014, which was an increase of 24.0% from approximately 445,000 as of December 31, 2013. Our subscription revenue in 2015 grew 23.0% to $284.8 million compared to $231.6 million in 2014, an increase of 30.6% from $177.4 million in 2013. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income in 2015 of $38.8 million as compared to $27.5 million in 2014 and $30.5 million in 2013. Our Adjusted EBITDA in 2015 grew 30.1% to $96.2 million compared to $73.9 million in 2014, an increase of 30.9% from $56.5 million in 2013.

Key Financial and Operating Metrics

In addition to traditional financial metrics, we monitor the ongoing operation of our business using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements.

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Total vehicles under subscription	709,000	552,000	445,000
Adjusted EBITDA	$96,189	$73,946	$56,472

Total vehicles under subscription. This metric represents the number of vehicles managed by our customers utilizing one or more of our fleet management SaaS solutions at the end of the period. Since our revenue is primarily driven by the number of vehicles that subscribe to our SaaS solutions, we believe that total fleet management vehicles under subscription is an important metric to monitor. This number excludes any subscriptions associated with Fleetmatics WORK.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus provision for (benefit from) income taxes, interest (income) expense, net, foreign currency transaction gain (loss), net, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle-devices owned by customers, amortization of intangible assets, share-based compensation, certain non-recurring litigation and settlement costs, certain non-recurring secondary public offering costs, acquisition-related transaction costs, contingent consideration expense, and loss on extinguishment of debt.

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

Components of Results of Operations

Subscription Revenue

We derive substantially all of our revenue from subscription fees for our solutions, which predominately include the use of our SaaS-based fleet management solution and an in-vehicle device. Our revenue is driven primarily by the number of vehicles under subscription, or number of subscriptions in the case of our field service offering, and the price per subscription. In addition, we generate revenue by selling our customers additional features, such as our fuel card integration, driving style option, and integration with Global Positioning

System or GPS, navigation devices. We also generate revenue by selling aggregated, anonymous data to third parties.

Our contract terms generally are 36 months for fleet management customers and 12 months for field service management customers for their initial term with automatic renewals for one or three years thereafter, unless the customer elects not to renew. We collect fees from our customers for a ratable portion of the contract on a periodic basis, generally on a monthly basis in advance. Our payment terms are typically monthly; however, we continue to enable certain of our customers to prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a modest prepayment discount that is reflected in the pricing of the contract.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to communications, third-party data and hosting costs (which include the cost of telecommunications charges for data; subscription fees paid to third-party providers of Internet maps; posted speed limit, local address and other data; and costs of hosting of our software applications underlying our product offerings); third-party costs related to the maintenance and repair of installed in-vehicle devices, which we refer to as field service costs; depreciation of in-vehicle devices (including installation and shipping costs related to these devices); amortization of capitalized in-vehicle devices owned by customers; personnel costs (including share-based compensation) of our customer support activities and related to configuration of our solutions to interface with the customers’ workflow or other internal systems where necessary; amortization expense for internal-use capitalized software costs; amortization of developed technology acquired as part of our acquisition of Visirun in November 2015, Ornicar in February 2015, KKT in May 2014, Connect2Field in August 2013 and SageQuest in July 2010; amortization of the patent for our vehicle tracking system; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. We allocate a portion of customer support costs related to assisting in the sales process to sales and marketing expense.

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

We expect that the cost of subscription revenue in absolute dollars will increase in the future depending on the growth rate of subscription sales to new and existing customers and our resulting need to service and support those customers. We also expect that cost of subscription revenue as a percentage of subscription revenue will fluctuate from period to period as certain expense components are not expected to increase linearly with revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of wages and benefits (including share-based compensation) for sales and marketing personnel, including the amortization of deferred commissions and travel related expenses; advertising and promotional costs; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. Also included in our sales and marketing expenses is the amortization of the value of customer relationships and trademarks acquired as part of our SageQuest acquisition in 2010, Ornicar in February 2015, and Visirun in November 2015. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. We capitalize commission costs that are incremental and directly related to the acquisition of new customer contracts or renewals. For the majority of our customer contracts, we pay commissions in full when we receive the initial customer contract for a new subscription or a renewal subscription. For all other customer contracts, we pay commissions in full when we receive the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as an expense immediately.

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

General and Administrative

General and administrative expenses consist primarily of wages and benefits (including share-based compensation) for administrative services, human resources, internal information technology support, executive, legal, finance and accounting personnel; professional fees; expenses for business application software licenses; non-income related taxes; other corporate expenses, such as insurance; credit card and banking fees; bad debt expenses; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount.

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

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. There are two main drivers of our annual effective tax rate. First, as a multi-national company, we are subject to tax in various jurisdictions which apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law which is subject to interpretation on a jurisdiction by jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate and our non-operating entities are subject to tax at a 25% or 0% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively. Second, as a result of our global business model, we engage in a significant number of cross-border intercompany transactions. As a result of these transactions, we have recorded reserves for uncertain tax positions related to how the different jurisdictions may conclude on the tax treatment of the transaction and how we might settle those exposures. There is no guarantee that how one jurisdiction might view a particular transaction will be respected by another jurisdiction. Additionally, there may be instances where our income is subject to taxation in more than one jurisdiction.

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

Subscription Revenue Recognition

We provide access to our fleet management software through subscription arrangements whereby our customers are charged a per subscribed-vehicle (per subscriber field service worker fee for our field service management software) fee for access for a specified term. Subscription agreements contain multiple service elements and deliverables, including installation of in-vehicle devices, access to our on-demand software via our website, and support services delivered over the term of the arrangement. Agreements do not provide customers the right to take possession of the software at any time. We have determined that the elements of our subscription agreements do not have value to the customer on a standalone basis. As a result, the multiple elements within our subscription agreements do not qualify for treatment as separate units of accounting. Accordingly, we account for all fees received under our subscription agreements as a single unit of accounting and, except for any up-front fees, recognize the total fee amount ratably on a daily basis over the term of the subscription agreement. We only commence recognition of revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectability is deemed reasonably assured, and recurring services have commenced. Our contract terms generally are 36 months for fleet management customers and 12 months for field service management customers for their initial term with automatic renewals for one or three years thereafter, unless the customer elects not to renew. We collect fees from our customers for a ratable portion of the contract on a periodic basis, generally on a monthly basis in advance. Our payment terms are typically monthly; however, we continue to enable certain of our customers to prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a modest prepayment discount that is reflected in the pricing of the contract.

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

Allowance for Doubtful Accounts

Accounts receivable are carried at their original invoice amounts less an allowance for doubtful collections based on estimated losses resulting from the inability or unwillingness of customers to make required payments. We estimate the allowance at each reporting period based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific delinquent accounts. We also consider any changes to the financial condition of our customers and any other external market factors that could impact the collectability of our receivables in the determination of our allowance for doubtful accounts.

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

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Our provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact, either favorable or unfavorable, on our consolidated financial condition and operating results. At December 31, 2015, 2014 and 2013, the balances recorded as liabilities for unrecognized tax benefits in our consolidated balance sheets totaled $3.7 million, $3.2 million and $2.1 million, respectively, including accrued interest and penalties.

The income tax accounting process also involves estimating our actual current tax liability, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. Our net deferred tax assets currently are comprised of net operating loss carryforwards in the United States and the United Kingdom as well as deductible temporary differences. As of December 31, 2015, our federal net operating loss carryforwards in the United States available to reduce future federal taxable income totaled $45.2 million, our state net operating loss carryforwards in the United States available to reduce future state taxable income totaled $39.9 million, and our net operating loss carryforwards in the United Kingdom available to reduce future taxable income totaled $2.1 million. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance as a charge to income tax expense. We evaluate valuation allowances for deferred tax assets at the individual subsidiary level or consolidated tax group level in accordance with the tax law in the specific jurisdiction. In estimating future taxable profits, we consider all current contracts and assets of the business, including intercompany transfer pricing agreements, as well as a reasonable estimation of future taxable profits achievable by us. With respect to our subsidiaries in the United States, which file a consolidated group tax return for federal and state tax purposes and are in a three-year cumulative pre-tax income position as a result of current year pre-tax profit, we have concluded that there is sufficient positive evidence that we do not need to establish a valuation allowance against our net operating loss deferred tax asset, nor a valuation allowance against our other (non-NOL) deferred tax assets, given our future forecasted income and the relatively long carryforward periods permitted for net operating losses in the United States. We believe that the future earnings forecasts combined with the lengthy carryforward period of the net operating loss carryforwards would produce sufficient taxable income in our subsidiaries in the United States to fully realize the deferred tax assets before expiration of the U.S. federal and state carryforward periods, which expire from 2026 through 2035 for federal purposes and from 2020 to 2035 for state purposes. Accordingly, we have not recorded a valuation allowance for the net operating loss carryforwards in the United States as of December 31, 2015, 2014 and 2013. We have recorded a valuation allowance in Australia and certain Irish entities against the net operating loss carryforward. Our net deferred tax assets at December 31, 2015 totaled $3.1 million, comprised of deferred tax assets of $38.0 million, partially offset by deferred tax liabilities of $34.5 million and a valuation allowance of $0.4 million. Our net deferred tax assets at December 31, 2014 totaled $13.8 million, comprised of deferred tax assets of $20.6 million, partially offset by deferred tax liabilities of $3.9 million and a valuation allowance of $2.9 million. Our net deferred tax assets at December 31, 2013 totaled $5.3 million, comprised of deferred tax assets of $18.3 million, partially offset by deferred tax liabilities of $10.0 million and a valuation allowance of $3.0 million.

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

Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. We also capitalize costs related to specific upgrades and enhancements of this application software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal-use software costs are recorded as part of property and equipment and are amortized on a straight-line basis over an estimated useful life of three years. At December 31, 2015, 2014 and 2013, the carrying value of our internal-use software was $7.1 million, $5.2 million and $3.2 million, respectively.

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

Impairment of Goodwill

We record goodwill when the consideration paid in a business acquisition exceeds the fair value of the net tangible assets acquired, identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or circumstances occur that indicate an impairment may exist. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets in a business combination or the strategy for our overall business, and significant negative industry or economic trends. We perform our annual assessment for impairment of goodwill on October 31 and have determined that we have a single reporting unit for testing goodwill for impairment. For purposes of assessing potential impairment, we first estimate the fair value of the reporting unit (based on the fair value of our outstanding ordinary shares) and compare that amount to the carrying value of the reporting unit (as reflected by the total carrying values of our shareholders’ equity). If we determine that the carrying value of the reporting unit exceeds its fair value, then we determine the implied fair value of the goodwill in the same manner used to determine the amount of goodwill in a business combination. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2015 and 2014, and it was substantially in excess of the carrying value of the reporting unit at each date. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess. No goodwill impairment charges were recorded by us during the years ended December 31, 2015, 2014 and 2013.

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

Deferred Commissions

We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. For the majority of its customer contracts, we pay commissions in full when we receive the initial customer contract for a new subscription or a renewal subscription. For all other customer contracts, we pay commissions in full when we receive the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as expense immediately. We believe that capitalizing commission costs is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Deferred commission costs are included in other current and long-term assets in our consolidated balance sheets and totaled $17.5 million, $15.5 million and $11.7 million at December 31, 2015, 2014 and 2013 respectively. Amortization of deferred commissions is included in sales and marketing expense in our consolidated statements of operations.

Capitalization of In-Vehicle Device Costs

For customer arrangements in which we retain ownership of the in-vehicle devices installed in a customer’s fleet, we capitalize the cost of the in-vehicle devices (including installation and shipping costs) as a component of property and equipment in our consolidated balance sheets, and we depreciate these assets on a straight-line basis over their estimated useful life, which is currently six years. If a customer subscription agreement is canceled or expires prior to the end of the expected useful life of the in-vehicle device, the carrying value of the asset is depreciated in full with expense immediately recorded as cost of subscription revenue. The carrying value of these installed in-vehicle devices (including installation and shipping costs) was $76.8 million, $61.8 million and $48.4 million at December 31, 2015, 2014, and 2013, respectively. Depreciation expense of these installed in-vehicle devices is included in cost of subscription revenue in our consolidated statements of operations.

In addition, for the limited number of customer arrangements in which title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device (for which we receive an up-front fee from the customer), we defer the costs of the in-vehicle devices (including installation and shipping costs) as they are directly related to the revenue that we derive from the sale of the devices and that we recognize ratably over the estimated average customer relationship period of six years. We capitalize these in-vehicle device costs and amortize the deferred costs as expense ratably over the estimated average customer relationship period, in proportion to the recognition of the up-front fee revenue. Capitalized costs related to these in-vehicle devices of which title has transferred to customers are included in other current and long-term assets in our consolidated balance sheets which totaled $2.4 million and $3.8 million at December 31, 2014 and 2013, respectively. Amortization of these capitalized costs is included in cost of subscription revenue in our consolidated statements of operations. As of December 31, 2015, we no longer enter into customer arrangements whereby title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have not granted stock options to employees since 2012. Prior to our initial public offering in October 2012, we had been a private company and lacked company-specific historical and implied volatility information. Therefore, we estimated our expected volatility based on the historical volatility of our publicly traded peer companies. The expected term of options was determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was based on the fact that we had never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The assumptions we used to determine the fair value of stock options granted are as follows, presented on a weighted average basis:

2012
Risk-free interest rate	0.63%
Expected term (in years)	4.1
Expected volatility	56%
Expected dividend yield	0%

These assumptions represented our best estimates, but the estimates involved inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures for awards with service conditions. For awards with performance conditions, we estimate the probability that the performance condition will be met. If our actual forfeiture rate is materially different from the estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. We have not granted any stock options to employees in the years ended December 31, 2015, 2014 and 2013.

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

	Year Ended December 31,
	2015		2014		2013
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Subscription revenue	$284,761	100.0%	$231,581	100.0%	$177,350	100.0%
Cost of subscription revenue	73,061	25.7	57,505	24.8	43,858	24.7

Gross profit	211,700	74.3	174,076	75.2	133,492	75.3

Operating expenses:
Sales and marketing	96,908	34.0	78,885	34.1	56,589	31.9
Research and development	21,440	7.5	17,090	7.4	11,036	6.2
General and administrative	53,966	19.0	42,765	18.5	36,375	20.5

Total operating expenses	172,314	60.5	138,740	59.9	104,000	58.6

Income from operations	39,386	13.8	35,336	15.3	29,492	16.6
Interest income (expense), net	(897)	(0.3)	(704)	(0.3)	(1,999)	(1.1)
Foreign currency transaction gain (loss), net	3,538	1.2	832	0.4	(1,139)	(0.6)
Loss on extinguishment of debt	(107)	—	—	—	—	—
Other income (expense), net	(41)	—	(1)	—	—	—

Income before income taxes	41,879	14.7	35,463	15.3	26,354	14.9
Provision for (benefit from) income taxes	3,087	1.1	7,988	3.4	(4,103)	(2.3)

Net income	$38,792	13.6%	$27,475	11.9%	$30,457	17.2%

Comparison of Years Ended December 31, 2015, 2014 and 2013

Subscription Revenue

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Subscription revenue	$284,761	$231,581	$177,350
% change from prior year	23.0%	30.6%

Subscription revenue increased by $53.2 million, or 23.0%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This revenue growth was primarily driven by the increase in the number of vehicles under subscription, which grew by approximately 28.4% year-over-year. As of the year-ends, the number of vehicles under subscription increased to approximately 709,000 as of December 31, 2015 as compared to 552,000 as of December 31, 2014. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions and international expansion, including the addition of 161 sales and marketing personnel year-over-year as well as to the acquisitions of Ornicar and Visirun which, in the aggregate, added approximately 45,000 vehicles under subscription.

Subscription revenue increased by $54.2 million, or 30.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This revenue growth was primarily driven by the increase in the number of vehicles under subscription, which grew by approximately 24.0% year-over-year. As of the year-ends, the number of vehicles under subscription increased to approximately 552,000 as of December 31, 2014 as compared to 445,000 as of December 31, 2013. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions and international expansion, including the addition of 75 sales and marketing personnel year-over-year.

Cost of Subscription Revenue

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cost of subscription revenue	$73,061	$57,505	$43,858
% change from prior year	27.1%	31.1%
Percentage of subscription revenue	25.7%	24.8%	24.7%

Cost of subscription revenue increased by $15.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily due to an increase in variable expenses resulting from an increase in the number of vehicles under subscription, which grew approximately 28.4% year-over-year. Communications, third-party data and hosting costs increased by $2.8 million due to the increase in the number of installed in-vehicle devices, comprised of an increase in hosting costs for our software applications of $1.8 million and in third-party data subscription fees and data communication costs of $1.0 million. Field service costs for maintenance and repair of installed in-vehicle devices increased by $3.8 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $4.0 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Payroll and related expenses increased by $3.1 million and travel expenses increased by $0.1 million primarily due to an increase in personnel in our customer support and configuration groups. Facilities expense increased by $0.8 million as a result of increased office space requirements for our additional employees. Amortization of internal-use software increased by $0.9 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by $0.1 million primarily due to amortization related to the intangible assets acquired in the Ornicar and Visirun acquisitions.

As a percentage of subscription revenue, our cost of subscription revenue of 25.7% for the year ended December 31, 2015 increased from 24.8% for the year ended December 31, 2014. Although we continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription, these efficiencies were offset by additional costs incurred due to the continued migration of some of our customers from in-vehicle devices that support 2G networks to in-vehicle devices that support 3G networks.

Cost of subscription revenue increased by $13.6 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to an increase in variable expenses resulting from an increase in the number of vehicles under subscription, which grew approximately 24.0% year-over-year. Communications, third-party data and hosting costs increased by $2.6 million due to the increase in the number of installed in-vehicle devices, comprised of an increase in hosting costs for our software applications of $1.6 million and in third-party data subscription fees and data communication costs of $1.0 million. Field service costs for maintenance and repair of installed in-vehicle devices increased by $0.4 million primarily due to the increase in number of vehicles under subscription. Depreciation and amortization of installed in-vehicle devices increased by $6.7 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Payroll and related expenses increased by $2.0 million primarily due to an increase in our customer support and configuration groups. Facilities expense increased by $0.7 million as a result of increased office space requirements for our additional employees. Amortization of internal-use software increased by $0.6 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by $0.6 million primarily due to amortization related to the intangible assets acquired in the KKT and Connect2Field acquisitions.

As a percentage of subscription revenue, our cost of subscription revenue of 24.8% for the year ended December 31, 2014 remained essentially flat with 24.7% for the year ended December 31, 2013. We continued to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription. The economies of scale achieved through this improved pricing was offset by increased depreciation and amortization of installed in-vehicle devices primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from in-vehicle devices that support 2G networks to in-vehicle devices that support 3G networks.

Sales and Marketing Expense

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Sales and marketing expense	$96,908	$78,885	$56,589
% change from prior year	22.8%	39.4%
Percentage of subscription revenue	34.0%	34.1%	31.9%

Sales and marketing expense increased by $18.0 million, or 22.8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, including the addition of sales and marketing personnel from the Ornicar and Visirun acquisitions, the expansion of dedicated sales teams to support the Fleetmatics WORK application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs of $14.6 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 161 sales and marketing personnel year-over-year. Those 161 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $1.6 million due to additional marketing and advertising efforts. Facilities expense increased by $1.8 million as a result of additional office space requirements related to our additional hiring efforts.

As a percentage of subscription revenue, sales and marketing expense decreased from 34.1% for the year ended December 31, 2014 to 34.0% for the year ended December 31, 2015 primarily due to the 22.8% increase in expenses noted above being more than offset by the impact of the 23.0% growth in our subscription revenue year-over-year.

Sales and marketing expense increased by $22.3 million, or 39.4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to our investment in building brand and category awareness in our market to drive customer adoption of our solutions, the expansion of our sales and marketing efforts into international markets, and the build out of dedicated sales teams to support the Fleetmatics WORK application. We incurred increased payroll-related costs of $13.6 million, inclusive of commissions and share-based compensation, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 75 sales and marketing personnel year-over-year. Those 75 new employees were added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $7.8 million and professional fees increased by $0.2 million due to additional marketing and advertising efforts. Travel expense increased by $0.3 million as a result of our additional hiring efforts, and facilities expense increased by $1.1 million as a result of additional office space requirements for our newly hired employees. These increases were partially offset by decreased amortization expense of $0.3 million related to customer relationships and trademarks acquired in the SageQuest acquisition. Customer relationships and trademarks are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which we expect to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

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

Research and Development Expense

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Research and development expense	$21,440	$17,090	$11,036
% change from prior year	25.5%	54.9%
Percentage of subscription revenue	7.5%	7.4%	6.2%

Research and development expense increased $4.4 million, or 25.5%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $4.0 million, recruiting expense of $0.3 million, travel expense of $0.2 million and facilities expense of $0.4 million, all incurred related to an additional 64 employees hired, partially offset by a $0.5 million reduction in consulting fees. Research and development expense for the years ended December 31, 2015 and 2014 of $21.4 million and $17.1 million, respectively, was recorded net after capitalization of $4.4 million and $2.9 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, increased from 7.4% for the year ended December 31, 2014 to 7.5% for the year ended December 31, 2015. These increases were primarily due to the increases related to the increases in payroll and related expenses year-over-year as noted above.

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

General and Administrative Expense

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
General and administrative expense	$53,966	$42,765	$36,375
% change from prior year	26.2%	17.6%
Percentage of subscription revenue	19.0%	18.5%	20.5%

General and administrative expense increased $11.2 million, or 26.2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to an increase of $9.5 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 40 general and administrative personnel period-over-period in order to support the growth in the business. As a result of the increase in personnel, there was an increase of $0.7 million of office-related expenses, $0.4 million of recruiting expenses, and $0.2 million of travel-related expenses. Bad debt expense increased $1.9 million due to the increase in the number of customers and their related accounts receivable balances year-over-year. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.2 million in merchant and bank fees, $0.2 million of audit and tax fees primarily due to acquisition-related activities and $0.3 million related to the change in fair value of the contingent consideration with respect to the Ornicar acquisition. Lastly, there was a $0.2 million increase in amortization of internal use software as certain consulting costs were capitalized in the prior period associated with the implementation of certain functionality of our upgraded general ledger system. These increases were partially offset by a decrease of $2.4 million in professional fees, primarily related to a decrease in consulting fees, which were incurred in 2014 for non-recurring projects, and a decrease in legal fees associated with defending class action lawsuits in the prior period.

As a percentage of subscription revenue, general and administrative expense increased from 18.5% for the year ended December 31, 2014 to 19.0% for the year ended December 31, 2015, primarily due to the increases period-over-period in payroll and related expenses, partially offset by a reduction in professional fees as noted above. Other cost increases in general and administrative expense were in line with the percentage growth in subscription revenue period-over-period.

General and administrative expense increased $6.4 million, or 17.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to an increase of $5.7 million in payroll-related costs, inclusive of share-based compensation, primarily the result of an increase of 15 general and administrative personnel year-over-year in order to support the growth in the business. Bad debt expense increased $0.8 million due to the increase in the number of customers and their related accounts receivable balances year-over-year. Also contributing to the increase in general and administrative expense year-over-year was an increase of $0.4 million in merchant and bank fees due to the increase in customer subscriptions, an increase of $0.3 million in audit and tax fees year-over-year and an increase of $0.1 million of travel expenses associated with our additional employees. These increases were partially offset by a decrease in professional fees of $0.9 million primarily related to a reduction of legal and settlement fees (which include reimbursements) associated with defending a class action complaint settled in 2014.

As a percentage of subscription revenue, general and administrative expense decreased from 20.5% for the year ended December 31, 2013 to 18.5% for the year ended December 31, 2014, primarily due to the 17.6% increase in expenses noted above being more than offset by the impact of the 30.6% growth in our subscription revenue year-over-year.

Interest Income (Expense), net

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Interest income (expense), net	$(897)	$(704)	$(1,999)
% change from prior year	27.4%	(64.8)%

Interest income (expense), net for the year ended December 31, 2015 increased $0.2 million, or 27.4%, as compared to the year ended December 31, 2014 and primarily reflects the interest expense incurred on our long-term debt and capital leases as well as amortization expense of related debt discounts and deferred financing costs. See Note 10 to our consolidated financial statements for further details about our existing credit facility with Citibank, N.A., or the Credit Facility.

Interest income (expense), net for the year ended December 31, 2014 decreased $1.3 million, or 64.8%, as compared to the year ended December 31, 2013 and primarily reflects the interest expense incurred on our long-term debt as well as amortization expense of related debt discounts and deferred financing costs.

Interest income netted against interest expense was immaterial in the years ended December 31, 2015, 2014 and 2013.

Foreign Currency Transaction Gain (Loss), net

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Foreign currency transaction gain (loss), net	$3,538	$832	$(1,139)
% change from prior year	NM	NM

NM—Not Meaningful

For the year ended December 31, 2015 and 2014, we recognized $3.5 million and $0.8 million in foreign currency transaction gains, respectively. For the year ended December 31, 2013, we recognized $1.1 million in foreign currency transaction losses. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. dollar compared to other currencies in which we transact, primarily the euro and British pound, and to a lesser extent the Australian dollar. The $3.5 million foreign currency transaction gain recognized for the year ended December 31, 2015 is primarily the result of the movement in the euro year-over-year which decreased by approximately 10% compared to the U.S. dollar.

Loss on Extinguishment of Debt

In January 2015, we used the $23.8 million in net proceeds from the borrowings under the Credit Facility to pay in full the amounts previously due under our revolving credit facility with Wells Fargo Capital Finance, LLC. The repayment of debt under the revolving credit facility with the Wells Fargo Capital Finance, LLC was accounted for as a debt extinguishment. During the first quarter of 2015, we recognized a loss on extinguishment of debt of $0.1 million, which was primarily comprised of the write-off of unamortized debt issuance costs.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Provision for (benefit from) income taxes	$3,087	$7,988	$(4,103)
% change from prior year	(61.4)%	294.7%

Our provision for (benefit from) income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. We are subject to tax in various jurisdictions that apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law, which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate on its trading income and 25% on its non-trading income and our non-operating entities are subject to tax at a 25% or 0% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively. For the years ended December 31, 2015, 2014 and 2013, our domestic pre-tax loss in Ireland was $3.1 million, and pre-tax income was $26.5 million, and $17.0 million, respectively, and our foreign pre-tax income was $45.0 million, $9.0 million, and $9.4 million, respectively, primarily in the United States, Malta and the United Kingdom. See Note 11 to our consolidated financial statements for additional information related to the foreign and domestic income tax expense (benefit) we recorded and the effect that foreign taxes had on our overall effective tax rate. In addition to the pre-tax income of each jurisdiction taxed at the different tax rates noted above, our effective income tax rates for each year were affected by the items noted below.

Our effective income tax rate (benefit) for the years ended December 31, 2015, 2014 and 2013 was 7.4%, 22.5%, and (15.6)%, respectively, on pre-tax income of $41.9 million, $35.5 million, and $26.4 million, respectively. Our effective tax rate for the year ended December 31, 2015 is lower than the statutory Irish rate of 12.5% primarily due to the release of various historical reserves for uncertain tax positions including interest and penalties, research and development tax credits in Ireland and income being generated in jurisdictions that have a lower tax rate than the Irish statutory rate. These decreases were partially offset by the recording of uncertain tax positions. We made a change to our organizational structure in the fourth quarter of 2014 that impacted the jurisdictional mix of profits and was beneficial to our income tax rate for the years ended December 31, 2015 and 2014. Our effective tax rate for the year ended December 31, 2014 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with our uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland. Our effective tax rate for the year ended December 31, 2013 was lower than the statutory Irish rate of 12.5% primarily due to the net reversal of $10.6 million of reserves for uncertain tax positions upon the expiration of the statute of limitations in the United States and also due to Ireland research and development tax credits.

Our provision for income taxes may change from period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws including enacted statutory rates, as well as recurring factors, including changes in the mix of earnings in countries with differing statutory tax rates. As a result of our global business model and cross-border intercompany transactions, a change in uncertain tax positions or a change in statutory rates, particularly in Ireland, could have a significant effect on our overall effective tax rate. Effective for 2015, our legal entity which is the owner of our intellectual property has become a non-resident Irish entity. We expect that the effect of this will be to reduce our consolidated tax liability.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited consolidated statements of operations data and other financial data for each of the eight quarters in the period ended December 31, 2015 (certain items may not foot due to rounding). We have prepared the consolidated statement of operations for each of these quarters on the same basis as the audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. In the opinion of management, each consolidated statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for a fair statement of this data for the periods presented. This information should be read in conjunction with our audited consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the results to be expected in future periods.

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands)
Consolidated Statements of Operations Data:
Subscription revenue	$77,231	$73,471	$68,588	$65,471	$63,995	$60,421	$55,268	$51,897
Cost of subscription revenue	19,315	18,808	17,753	17,185	15,169	15,056	14,534	12,746

Gross profit	57,916	54,663	50,835	48,286	48,826	45,365	40,734	39,151

Sales and marketing	24,676	24,771	24,192	23,269	19,321	19,153	22,049	18,362
Research and development	5,973	5,669	5,201	4,597	4,041	4,259	4,613	4,177
General and administrative	14,913	14,483	12,885	11,685	11,384	10,623	9,486	11,272

Total operating expenses	45,562	44,923	42,278	39,551	34,746	34,035	36,148	33,811

Income from operations	12,354	9,740	8,557	8,735	14,080	11,330	4,586	5,340
Other income (expense), net	1,322	(1,297)	(2,125)	4,593	(20)	125	192	(170)
Provision for (benefit from) income taxes	846	(373)	1,037	1,577	1,641	3,260	1,545	1,542

Net income	$12,830	$8,816	$5,395	$11,751	$12,419	$8,195	$3,233	$3,628

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(as a percentage of subscription revenue)
Consolidated Statements of Operations Data:
Subscription revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of subscription revenue	25.0	25.6	25.9	26.2	23.7	24.9	26.3	24.6

Gross profit	75.0	74.4	74.1	73.8	76.3	75.1	73.7	75.4

Sales and marketing	32.0	33.7	35.3	35.5	30.2	31.7	39.9	35.4
Research and development	7.7	7.7	7.6	7.0	6.3	7.0	8.3	8.0
General and administrative	19.3	19.7	18.8	17.8	17.8	17.6	17.2	21.7

Total operating expenses	59.0	61.1	61.6	60.4	54.3	56.3	65.4	65.2

Income from operations	16.0	13.3	12.5	13.3	22.0	18.8	8.3	10.3
Other income (expense), net	1.7	(1.8)	(3.1)	7.0	—	0.2	0.3	(0.3)
Provision for (benefit from) income taxes	1.1	(0.5)	1.5	2.4	2.6	5.4	2.8	3.0

Net income	16.6%	12.0%	7.9%	17.9%	19.4%	13.6%	5.8%	7.0%

Subscription revenue increased sequentially in each of the quarters presented primarily due to increases in the number of total vehicles under subscription in each quarter. Total operating expenses, in absolute dollars, increased over time in the periods presented primarily due to increased sales and marketing and general and administrative expenses, which resulted from increased marketing and advertising efforts, increased number of personnel to support the business, and increased professional fees, including those related to accounting, and tax and audit services.

Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows provided by operating activities	$91,543	$71,743	$41,911
Cash flows used in investing activities	(78,185)	(43,026)	(43,184)
Cash flows provided by (used in) financing activities	(11,112)	10,256	38,660
Effect of exchange rate changes on cash	(563)	(744)	(303)

Net increase in cash	$1,683	$38,229	$37,084

At December 31, 2015, our principal sources of liquidity were our cash balance of $177.1 million and borrowings of up to $200.0 million available under our Credit Facility, of which $176.3 million was available.

Operating Activities

Operating activities provided $91.5 million of cash in 2015. The cash flow provided by operating activities resulted primarily from our net income of $38.8 million, net non-cash charges of $78.9 million, and net uses of cash of $26.1 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $42.1 million of depreciation and amortization expense, $24.5 million of share-based compensation expense, $4.4 million of provisions for accounts receivable allowances, $3.0 million for losses on disposal of property and equipment and other assets, $0.1 million for losses on extinguishment of debt, $7.1 million of provisions for deferred tax assets, $5.4 million of unrealized foreign currency transaction gains, $2.9 million of changes in excess tax benefits from share-based awards, and $0.3 million in adjustment to contingent consideration expense. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $7.4 million increase in our accounts receivable from customers, a $10.8 million increase in prepaid expenses and other assets, a $5.5 million decrease in accounts payable, accrued expenses and other current liabilities, and a $3.0 million decrease in deferred revenue, partially offset by a $0.6 million increase in accrued income taxes. The decrease in our accounts payable, accrued expenses and other current liabilities was primarily related to a decrease in our tax liabilities as a result of a change made to our organizational structure that impacted the jurisdictional mix of profits. The increase in our accrued taxes was due to net increases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the period. The decrease in deferred revenue reflects fewer customers prepaying for a portion of their subscription as well as the completion of installations during the period.

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

Investing Activities

Net cash used in investing activities was $78.2 million, $43.0 million and $43.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment of $41.6 million, $37.1 million, and $34.2 million in 2015, 2014 and 2013, respectively; costs capitalized for internal-use software of $4.7 million, $3.8 million, and $2.2 million in 2015, 2014 and 2013, respectively; and cash paid to acquire Visirun and Ornicar of $31.7 million in 2015, KKT of $2.3 million in 2014 and Connect2Field of $6.8 million in 2013.

Financing Activities

Net cash used in financing activities was $11.1 million for the year ended December 31, 2015. Net cash provided by financing activities was $10.3 million and $38.7 million for the years ended December 31, 2014 and 2013, respectively. Net cash used in financing activities in 2015 consisted of payments of borrowings under the revolving credit facility with Wells Fargo Capital Finance, LLC of $23.8 million, payments of borrowings under the Credit Facility of $23.8 million, the payments of taxes related to net share settlement of equity awards of $7.8 million, changes in excess tax benefits from share-based awards of $2.9 million, payments of our capital lease obligations of $1.5 million, and payments of notes payable of $0.4 million, partially offset by net proceeds from borrowings under our Credit Facility of $46.1 million and proceeds from the issuance of ordinary shares under stock option plans of $2.9 million.

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

Indebtedness and Liquidity

We believe that our cash and borrowings available under our Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. See Note 10 to our consolidated financial statements for further details on the Credit Facility.

As of December 31, 2015, we had net operating loss carryforwards in the United States available to reduce future federal taxable income of $86.6 million, and we had net operating loss carryforwards in the United Kingdom available to reduce future taxable income of $2.2 million. If unused, our net operating loss carryforwards in the United States expire at various dates through 2035, while those in the United Kingdom may be carried forward indefinitely. In certain circumstances, usage of our net operating loss carryforwards in the United States may be limited.

As of December 31, 2015, provisions have not been made for income taxes of $9.9 million on $76.2 million of undistributed earnings of non-Irish subsidiaries, as these earnings are considered indefinitely reinvested. The Company continually reviews the financial position and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. These earnings could become subject to income taxes if they were remitted as dividends.

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our building, office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease 31,641 square feet of office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in May 2022. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Scottsdale, Arizona, Sydney, Australia, Reading, Berkshire in the United Kingdom, Utrecht, The Netherlands, Grenoble, France, and Warsaw, Poland for our sales, marketing and customer care organizations under lease agreements that expire at various dates through 2022. We lease office space in Florence, Italy primarily for research and development employees. We have a mortgage for our office building in Ferrara, Italy which we use primarily for our sales, marketing and customer support organizations in Italy.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2019.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2018.

The following table summarizes our contractual obligations at December 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit Facility(1)	$24,577	$201	$406	$23,970	$—
Capital lease obligations(2)	4,773	2,111	2,040	180	442
Operating lease obligations(3)	19,547	5,173	8,590	5,135	649
Outstanding purchase obligations(4)	6,045	3,199	2,827	19	—
Data center commitments(5)	3,438	1,819	1,619	—	—

Total(6)	$58,380	$12,503	$15,482	$29,304	$1,091

(1)	Represents the outstanding borrowings and contractually required unused line fees and service fees contractually required under our Credit Facility in existence at December 31, 2015.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of December 31, 2015. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of December 31, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $3.7 million recorded as liabilities for unrecognized tax benefits (inclusive of $3.5 million of accrued interest and penalties) as of December 31, 2015 as we are unable to make reasonably reliable estimates of when cash settlement will occur. Refer to Note 11 to our unaudited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on income taxes.

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

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction gains of $3.5 million and $0.8 million were recorded for the years ended December 31, 2015 and 2014, respectively. Net foreign currency transaction losses of $1.1 million were recorded for the year ended December 31, 2013.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their income statements are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation losses of $6.7 million and $2.8 million were recorded for the years ended December 31, 2015 and 2014, respectively. Net foreign currency translation gains of $1.2 million were recorded for the year ended December 31, 2013.

For the years ended December 31, 2015 and 2014, approximately 10.1% and 8.4%, respectively, of our revenues and approximately 21.8% and 19.1%, respectively, of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. dollar and therefore are subject to foreign currency translation exposure. In addition, 21.5% of our assets and 20.2% of our liabilities were subject to foreign currency translation exposure as of December 31, 2015 as compared to 10.2% of our assets and 10.9% of our liabilities as of December 31, 2014.

Currently, our largest foreign currency exposures are those with respect to the euro, the British pound, and the Australian dollar. Relative to foreign currency exposures existing at December 31, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the year ended December 31, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $8.8 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of December 31, 2015. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. We are exposed to market risk from changes in interest rates with respect to our Credit Facility which bears interest at variable rates (based on the our discretion) plus an applicable margin based on certain financial covenants. As of December 31, 2015, $23.8 million was outstanding under the Credit Facility with an interest rate of 2.01% per annum. A one percentage point increase or decrease in interest rates would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million.

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

Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although we maintain our cash balances with accredited financial institutions, we had substantially all cash balances at financial institutions without or in excess of federally insured limits at December 31, 2015 and 2014. We do not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Liquidity Risk

We believe that our cash and borrowings available under our Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. See Note 10 to our consolidated financial statements for further details about our Credit Facility and long-term debt.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Fleetmatics Group PLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity, of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Fleetmatics Group PLC and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2015.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2016

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash	$177,083	$175,400
Restricted cash	135	—
Accounts receivable, net of allowances of $2,233 and $2,200 at December 31, 2015 and 2014, respectively	20,971	16,876
Deferred tax assets	—	7,458
Prepaid expenses and other current assets	14,430	13,379

Total current assets	212,619	213,113
Property and equipment, net	104,506	79,734
Goodwill	54,178	30,207
Intangible assets, net	14,889	6,460
Deferred tax assets, net	6,573	6,353
Other assets	9,630	10,829

Total assets	$402,395	$346,696

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,853	$8,001
Accrued expenses and other current liabilities	24,447	24,307
Deferred revenue	22,339	22,592

Total current liabilities	54,639	54,900
Deferred revenue	7,951	10,241
Accrued income taxes	3,739	3,164
Long-term debt, net of discount of $717 at December 31, 2015	23,033	23,750
Other liabilities	10,856	2,356

Total liabilities	100,218	94,411

Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 38,686,288 and 37,875,815 shares issued and outstanding at December 31, 2015 and 2014, respectively	739	725
Additional paid-in capital	320,670	302,881
Accumulated other comprehensive loss	(7,673)	(970)
Accumulated deficit	(11,559)	(50,351)

Total shareholders’ equity	302,177	252,285

Total liabilities and shareholders’ equity	$402,395	$346,696

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Subscription revenue	$284,761	$231,581	$177,350
Cost of subscription revenue	73,061	57,505	43,858

Gross profit	211,700	174,076	133,492

Operating expenses:
Sales and marketing	96,908	78,885	56,589
Research and development	21,440	17,090	11,036
General and administrative	53,966	42,765	36,375

Total operating expenses	172,314	138,740	104,000

Income from operations	39,386	35,336	29,492
Interest income (expense), net	(897)	(704)	(1,999)
Foreign currency transaction gain (loss), net	3,538	832	(1,139)
Loss on extinguishment of debt	(107)	—	—
Other income (expense), net	(41)	(1)	—

Income before income taxes	41,879	35,463	26,354
Provision for (benefit from) income taxes	3,087	7,988	(4,103)

Net income	$38,792	$27,475	$30,457

Net income per share:
Basic	$1.01	$0.73	$0.85

Diluted	$0.99	$0.71	$0.82

Weighted average ordinary shares outstanding:
Basic	38,358,072	37,473,442	35,722,300

Diluted	39,328,127	38,551,860	37,139,839

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Share- holders’ Equity
	Shares	Par Value	Shares	Par Value
Balances at December 31, 2012	34,584,868	$660	2,230,334	$29	$227,990	$626	$(108,283)	$121,022
Share-based compensation	—	—	—	—	7,470	—	—	7,470
Exercises of stock options for ordinary shares	1,424,273	29	—	—	5,488	—	—	5,517
Excess tax benefits from share-based awards	—	—	—	—	3,813	—	—	3,813
Issuance of ordinary shares in secondary public offering, net of offering costs	1,000,000	20	—	—	32,040	—	—	32,060
Issuance of ordinary shares under employee stock purchase plan	14,640	—	—	—	283	—	—	283
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	—	1,186	—	1,186
Net income	—	—	—	—	—	—	30,457	30,457

Balances at December 31, 2013	37,023,781	709	2,230,334	29	277,084	1,812	(77,826)	201,808
Share-based compensation	—	—	—	—	13,207	—	—	13,207
Exercises of stock options for ordinary shares	608,620	12	—	—	2,832	—	—	2,844
Issuance of ordinary shares for settlement of restricted stock units	332,502	6	—	—	(6)	—	—	—
Shares withheld related to net settlement of restricted stock units	(125,534)	(2)	—	—	(4,187)	—	—	(4,189)
Excess tax benefits from share-based awards	—	—	—	—	12,973	—	—	12,973
Issuance of ordinary shares under employee stock purchase plan	36,446	—	—	—	949	—	—	949
Cancellation of deferred shares	—	—	(2,230,334)	(29)	29	—	—	—
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	—	(2,782)	—	(2,782)
Net income	—	—	—	—	—	—	27,475	27,475

Balances at December 31, 2014	37,875,815	725	—	—	302,881	(970)	(50,351)	252,285
Share-based compensation	—	—	—	—	24,513	—	—	24,513
Exercises of stock options for ordinary shares	484,391	8	—	—	2,872	—	—	2,880
Issuance of ordinary shares for settlement of restricted stock units	466,006	8	—	—	(8)	—	—	—
Shares withheld related to net settlement of restricted stock units	(178,293)	(2)	—	—	(8,028)	—	—	(8,030)
Excess tax benefits from share-based awards	—	—	—	—	(2,917)	—	—	(2,917)
Issuance of ordinary shares under employee stock purchase plan	38,369	—	—	—	1,357	—	—	1,357
Foreign currency translation adjustments, net of tax of $0	—	—	—	—	—	(6,703)	—	(6,703)
Net income	—	—	—	—	—	—	38,792	38,792

Balances at December 31, 2015	38,686,288	$739	—	$—	$320,670	$(7,673)	$(11,559)	$302,177

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$38,792	$27,475	$30,457
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0	(6,703)	(2,782)	1,186

Total other comprehensive income (loss)	(6,703)	(2,782)	1,186

Comprehensive income	$32,089	$24,693	$31,643

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$38,792	$27,475	$30,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,258	21,492	12,994
Amortization of capitalized in-vehicle devices owned by customers	682	1,123	960
Amortization of intangible assets	2,672	2,562	2,290
Amortization of deferred commissions, other deferred costs and debt discount	10,438	8,233	6,961
Provision for (benefit from) deferred tax assets	7,079	(8,938)	866
Provision for accounts receivable allowances	4,362	2,413	1,601
Unrealized foreign currency transaction (gain) loss	(5,401)	(931)	1,085
Loss on disposal of property and equipment and other assets	2,987	1,740	3,086
Share-based compensation	24,513	13,207	7,470
Adjustment to contingent consideration	276	—	—
Change in excess tax benefits from share-based awards	2,917	(12,973)	(3,813)
Loss on extinguishment of debt	107	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(7,403)	895	(12,955)
Prepaid expenses and other current and long-term assets	(10,848)	3,758	(11,526)
Accounts payable, accrued expenses and other current liabilities	(5,460)	7,918	10,726
Accrued income taxes	588	1,075	(12,465)
Deferred revenue	(3,016)	2,694	4,174

Net cash provided by operating activities	91,543	71,743	41,911

Cash flows from investing activities:
Purchases of property and equipment	(41,565)	(37,080)	(34,173)
Capitalization of internal-use software costs	(4,744)	(3,777)	(2,225)
Proceeds from sale of property and equipment	—	41	—
Payments for businesses acquired, net of cash acquired	(31,727)	(2,274)	(6,786)
Net (increase) decrease in restricted cash	(149)	64	—

Net cash used in investing activities	(78,185)	(43,026)	(43,184)

Cash flows from financing activities:
Payments of Term Loan	—	—	(938)
Proceeds from exercise of stock options	2,880	2,844	5,517
Taxes paid related to net share settlement of equity awards	(7,808)	(4,108)	—
Payments of borrowings under Revolving Credit Facility	(23,750)	—	—
Payments of borrowings under Credit Facility	(23,750)	—	—
Proceeds from borrowings under Credit Facility	46,132	—	—
Proceeds from secondary public offering, net of offering costs	—	—	32,060
Change in excess tax benefits from share-based awards	(2,917)	12,973	3,813
Payments of previously accrued initial public offering costs	—	—	(1,355)
Payments of capital lease obligations	(1,500)	(833)	(437)
Payments of notes payable	(399)	(620)	—

Net cash provided by (used in) financing activities	(11,112)	10,256	38,660

Effect of exchange rate changes on cash	(563)	(744)	(303)

Net increase in cash	1,683	38,229	37,084
Cash, beginning of period	175,400	137,171	100,087

Cash, end of period	$177,083	$175,400	$137,171

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,022	$654	$1,262
Cash paid (refunds received) for income taxes	$(398)	$1,375	$4,555
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and notes payable	$3,758	$3,092	$427
Additions to property and equipment included in accounts payable and accrued expenses at the balance sheet dates	$1,264	$1,694	$1,416
Leasehold improvements financed by landlord through lease incentives	$2,258	$—	$—
Issuance of ordinary shares under employee share purchase plan	$1,357	$949	$283

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business

Fleetmatics Group PLC (the “Company”) is a public limited company incorporated in the Republic of Ireland. The Company is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service (SaaS). Its mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. The Company offers intuitive, cost-effective Web-based and mobile solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. An integrated, full-featured mobile workforce management product provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. All dollar amounts in the financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are stated in thousands of U.S. dollars unless otherwise indicated.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company did not have any financial assets and liabilities as of December 31, 2015 designated as Level 1.

•

Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data. The Company did not have any financial assets and liabilities as of December 31, 2015 designated as Level 2.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques. The Company has a contingent consideration liability assumed as a result of the Ornicar acquisition of $2,460 as of December 31, 2015 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards Ornicar achieving certain unit sales and pricing targets at the time of acquisition and the discount rate that is based on the Company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting will be adjusted as the actual results provide the Company with more reliable information to weight the probability scenarios. In the fourth quarter of 2015, the contingent consideration liability increased by $0.3 million, as the estimated liability was revised based on expected results compared to actual performance criteria. The $0.3 million of contingent consideration expense is included in our general and administrative expense for the year ended December 31, 2015.

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities (with the exception of the Level 3 fair value measurement noted above) approximate fair value due to the short-term nature of these assets and liabilities. As of December 31, 2015 and 2014, the Company had no other assets or liabilities that would be classified under this fair value hierarchy. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying value due to its variable interest rate, which approximates a market interest rate.

Restricted Cash

As of December 31, 2015, $135 is classified as restricted cash in the consolidated balance sheet. This restricted cash relates to a deposit in accordance with one of our operating leases.

The Company is a party to various credit card and merchant services agreements under which it had pledged a continuing security interest in related deposit accounts in order to secure payment and performance of its obligations under the agreements. These restrictions may be lifted by the Company at will by canceling the agreements or reducing the lines of credit under these agreements. As of December 31, 2013, $64 had been classified as restricted cash in the consolidated balance sheet related to these arrangements. In 2014, the Company discontinued the use of certain company issued credit cards, which eliminated the requirement of the $64 restricted cash balance.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their original invoice amounts less an allowance for doubtful collections based on estimated losses resulting from the inability or unwillingness of customers to make required payments. The allowance is estimated at each reporting period based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific delinquent accounts. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts.

Concentration of Credit Risk and of Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although the Company maintains its cash balances with accredited financial institutions, the Company had substantially all cash balances at financial institutions without or in excess of federally insured limits at December 31, 2015 and 2014. The Company does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

No individual customer accounted for more than 10% of total subscription revenue for the years ended December 31, 2015, 2014, and 2013, and no individual customer accounted for more than 10% of net accounts receivable at December 31, 2015, 2014, and 2013.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization is recognized using the straight-line method over the following estimated useful lives:

In-vehicle devices—installed	4–6 years
Computer equipment	3 years
Internal-use software	3 years
Furniture and fixtures	4–6 years
Building	40 years
Leasehold improvements	Shorter of life of lease or estimated useful life

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

Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the lease term or the estimated useful lives of the improvements. Assets held under capital leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization of assets under capital leases is computed using the straight-line method over the shorter of the estimate useful life of the asset or the period of the related lease. The cost of expenditures for maintenance and repairs of assets is charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts and any resulting gain or loss is credited or charged to the consolidated statements of operations. Land is stated at cost and is not depreciated.

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

Impairment of Goodwill and Long-Lived Assets

Goodwill is tested for impairment annually or more frequently if events or circumstances occur that indicate an impairment may exist. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected operating results, significant changes in the Company’s use of the acquired assets in a business combination or the strategy for its overall business, and significant negative industry or economic trends. The Company performs its annual assessment for impairment of goodwill on October 31 and has determined it has a single reporting unit for testing goodwill for impairment. For purposes of assessing potential impairment, the Company first estimates the fair value of the reporting unit (based on the fair value of the Company’s outstanding ordinary shares) and compares that amount to the carrying value of the reporting unit (as reflected by the total carrying values of the Company’s shareholders’ equity. If the Company determines that the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the goodwill is determined in the same manner used to determine the amount of goodwill in a business combination. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess. We have assigned the entire balance of goodwill to our one reporting unit. The fair value of the reporting unit was based on our market capitalization as of each of December 31, 2015 and 2014, and it was substantially in excess of the carrying value of the reporting unit at each date. No goodwill impairment charges were recorded during the years ended December 31, 2015, 2014, and 2013.

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

Subscription Revenue Recognition

The Company provides access to its fleet management software through subscription arrangements whereby the customer is charged a per subscribed-vehicle fee for access for a specified term. The Company provides access to its field service management software through subscription arrangements whereby the customer is charged a per field service worker fee for access for a specified term. Subscription agreements contain multiple service elements and deliverables, including installation of in-vehicle devices, access to the Company’s on-demand software via its website, and support services delivered over the term of the arrangement. Agreements do not provide customers the right to take possession of the software at any time. The Company has determined that the elements of its subscription agreements do not have value to the customer on a standalone basis. As a result, the multiple elements within the subscription agreements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for all fees received under its subscription agreements as a single unit of accounting and, except for any up-front fees, recognizes the total fee amount ratably on a daily basis over the term of the subscription agreement. The Company only commences recognition of revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collectability is deemed reasonably assured, and recurring services have commenced. The Company’s contract terms generally are 36 months for fleet management customers and 12 months for field service management customers for their initial term with automatic renewals for one or three years thereafter, unless the customer elects not to renew.

For the limited number of fleet management customer arrangements in which title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device, the Company receives an up-front fee from the customer. As the in-vehicle devices do not have value to the customer on a standalone basis, the delivery or installation of the in-vehicle devices does not represent the culmination of a separate earning process associated with the payment of the up-front fee. Accordingly, the Company records the amount of the up-front fee as deferred revenue upon invoicing and recognize that amount as revenue ratably on a daily basis over the estimated average customer relationship period of six years, which is longer than the typical initial subscription agreement term of 36 months. If a customer permanently ceases use of the Company’s subscription service at any point when a balance of deferred revenue from this up-front payment exists, the Company recognizes the remaining balance of the deferred revenue in the period of notification. Changes in the typical customer contractual term, customer behavior, competition or economic conditions could affect the Company’s estimates of the average customer relationship period. The Company reviews the estimated average customer relationship period on a periodic basis and account for changes prospectively. In the majority of its sales transactions, the Company retains ownership of the in-vehicle device, and consequently the Company does not sell the device to the customer.

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

Commission costs capitalized during the years ended December 31, 2015 and 2014 totaled $12,275 and $11,995, respectively. Amortization of deferred commissions totaled $10,194, $8,175 and $6,119 for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $17,518 and $15,496 as of December 31, 2015 and 2014, respectively. Foreign exchange differences also contribute to changes in the net amount of these deferred commission costs.

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

Costs of in-vehicle devices owned by customers that were capitalized during the years ended December 31, 2015 and 2014 totaled $392 and $149, respectively. Amortization of these capitalized costs totaled $682, $1,123, and $960 for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Capitalized costs related to these in-vehicle devices of which title has transferred to customers, net of amortization, are included in other current and long-term assets in the consolidated balance sheet which totaled $2,398 as of December 31, 2014 As of December 31, 2015, we no longer enter into customer arrangements whereby title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company has subsidiaries in the United States, Ireland, the United Kingdom, Australia, Mexico, Italy, France, Poland and The Netherlands. The functional currency for each of the Company’s subsidiaries is the local currency. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues from customers and expenses incurred are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. For the years ended December 31, 2015 and 2014, the Company recorded currency translation losses of $6,703 and $2,782, respectively, as foreign currency translation adjustments within shareholders’ equity.

The Company also incurs transaction gains and losses resulting from intercompany transactions of a short-term nature as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any resulting transaction gains or losses are recorded as foreign currency transaction gain (loss) in the consolidated statements of operations. Net foreign currency transaction gains of $3,538, $832, and a loss of $1,139 were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company has share-based employee compensation plans which are described more fully in Note 14 to these consolidated financial statements.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $20,413, $18,864 and $11,097 for the years ended December 31, 2015, 2014 and 2013, respectively, and was included in sales and marketing expense in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in shareholders’ equity that are excluded from net income (loss). For the years ended December 31, 2015, 2014 and 2013, the only item qualifying as other comprehensive income (loss) was foreign currency translation. For purposes of comprehensive income (loss) computations, the Company does not record income tax provisions or benefits for foreign currency translation adjustments as the Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries in the United States and the United Kingdom. As of December 31, 2015, the Company’s material foreign subsidiaries in the United States and the United Kingdom had no undistributed earnings.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt this requirement prospectively in the year ended December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard requires either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating the impact that the adoption of the new revenue recognition standard will have on its consolidated financial statements and footnote disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Deferred commission costs	$9,296	$8,074
Prepaid taxes/taxes receivable	1,190	1,588
Prepaid software license fees and support	1,113	854
Prepaid insurance	696	1,021
Capitalized costs of in-vehicle devices owned by customers	—	360
Other	2,135	1,482

Total	$14,430	$13,379

4. Property and Equipment

Property and equipment consisted of the following at December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
In-vehicle devices—installed(1)	$133,753	$108,181
In-vehicle devices—uninstalled	6,829	5,541
Computer equipment	14,580	10,065
Internal-use software	11,791	7,815
Furniture and fixtures	2,667	1,981
Leasehold improvements	5,954	2,477
Land and building	1,001	—

Total property and equipment	176,575	136,060
Less: Accumulated depreciation and amortization(1)	(72,069)	(56,326)

Property and equipment, net	$104,506	$79,734

(1)	During the years ended December 31, 2015 and 2014, the Company removed $11,978 and $18,254, respectively, of fully depreciated in-vehicle devices no longer in service.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015, 2014, and 2013 totaled $28,258, $21,492, and $12,994, respectively, of which $25,391, $19,416, and $11,684 was recorded in cost of subscription revenue related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remainder was included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $76,835 and $61,804 at December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015 and 2014, the Company capitalized costs of $4,744 and $3,777, respectively, associated with the development of its internal-use software related to the application software that is hosted by the Company and accessed by its customers via its website as well as customization and development of its internal business systems. Amortization expense of the internal-use software totaled $2,361, $1,245, and $482 during the years ended December 31, 2015, 2014, and 2013, respectively. The carrying value of capitalized internal-use software was $7,125 and $5,235 as of December 31, 2015 and 2014, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of December 31, 2015 and 2014, the gross amount of assets under capital leases totaled $6,749 and $3,327, respectively, and related accumulated amortization totaled $2,564 and $1,459, respectively.

During the years ended December 31, 2015, 2014, and 2013, the Company expensed $2,987, $1,739, and $3,086, respectively, associated with the replacement of installed in-vehicle devices resulting from the Company’s proactive migration to the most recent technology and to a lesser degree a required replacement of those devices. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

5. Business Combinations

In November 2015, Fleetmatics acquired all of the stock and equity interests of Italy-based Visirun S.p.A. (“Visirun”), a SaaS-based provider of fleet management solutions headquartered in Ferrara, Italy. The total consideration of $25,249 consisted entirely of cash paid to acquire all of the assets of Visirun and to assume a nominal amount of liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $15,100. This acquisition is consistent with the Company’s global growth strategy to further expand into mainland Europe and to acquire additional customers in new territories.

The following table summarizes the purchase price for Visirun and the estimated fair values of the separately identifiable assets acquired and liabilities assumed in November, 2015:

Purchase consideration:
Total purchase price, net of cash acquired	$23,812
Cash acquired	1,437

Total purchase consideration	$25,249

Assets acquired and liabilities assumed:
Cash	$1,437
Accounts receivable	876
Prepaid expenses and other current assets	329
Property and equipment	4,306
Identifiable intangible assets	9,080
Goodwill	15,100

Total assets acquired, inclusive of goodwill	31,128

Accounts payable, accrued expenses and other current liabilities	(2,073)
Deferred tax liabilities	(2,815)
Other long-term liabilities	(991)

Total liabilities assumed	(5,879)

Total	$25,249

The estimated fair value of the intangible assets acquired as of the acquisition date was $9,080 with a useful life of five to eight years. The acquired intangible assets consisted of customer relationships, developed technology and trademarks.

The results of Visirun have been included in the consolidated financial statements from the acquisition date. The results of Visirun were not included in pro forma combined historical results of operation of the Company as they are not material.

In February 2015, the Company acquired all of the stock and equity interests of Ornicar SAS (“Ornicar”), a France-based privately-held SaaS-based provider of fleet management solutions. The total consideration of $10,634 consisted of $8,395 of cash paid to acquire all of the assets of Ornicar and to assume a nominal amount of liabilities and $2,239 of contingent consideration. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $8,628. This acquisition is consistent with the Company’s global growth strategy to further expand into mainland Europe and to acquire additional customers in new territories. In December 2015, the Company recorded $242 as a purchase price adjustment resulting from a minimum working capital requirement pursuant to the Purchase and Sale Agreement. The $242 working capital adjustment has been reflected in the purchase price allocation table below.

The following table summarizes the purchase price for Ornicar and the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of February, 2015:

Purchase consideration:
Total purchase price, net of cash acquired	$10,155
Cash acquired	722

Total purchase consideration	$10,877

Assets acquired and liabilities assumed:
Cash	$722
Accounts receivable	297
Prepaid expenses and other current assets	423
Property and equipment	103
Other long-term assets	7
Identifiable intangible assets	1,914
Goodwill	8,871

Total assets acquired, inclusive of goodwill	12,337

Accounts payable, accrued expenses and other current liabilities	(823)
Deferred tax liabilities	(637)

Total liabilities assumed	(1,460)

Total	$10,877

The estimated fair value of the intangible assets acquired as of the acquisition date was $1,914 with a useful life of three to eight years. The acquired intangible assets consisted of customer relationships, developed technology and trademarks. The results of Ornicar have been included in the consolidated financial statements from the acquisition date. The results of Ornicar were not included in pro forma combined historical results of operation of the Company as they are not material.

In May 2014, Fleetmatics acquired all of the stock and equity interests of Florence, Italy-based KKT S.r.l. (“KKT”), the developer of Routist, a SaaS-based, intelligent routing solution for businesses looking to optimize the utilization of their fleet and mobile resources, pursuant to a Quota Sale and Purchase Agreement. The total consideration of $2,295 consisted entirely of cash paid to acquire all of the assets of KKT and to assume a nominal amount of liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $1,501. In September 2014, the Company recorded $46 as a purchase price adjustment resulting from a minimum working capital requirement pursuant to the Quota Sale and Purchase Agreement. The $46 working capital adjustment has been reflected in the purchase price allocation table below.

The following table summarizes the purchase price for KKT and the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of May 2014:

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

The estimated fair value of the intangible assets acquired as of the acquisition date was $1,169 with a useful life of three years. The acquired intangible assets consisted of developed technology and was valued using the replacement cost approach. The results of KKT have been included in the consolidated financial statements from the acquisition date. The results of KKT were not included in pro forma combined historical results of operation of the Company as they are not material.

6. Goodwill and Intangible Assets

As of December 31, 2015 and 2014, the carrying amount of goodwill was $54,178 and $30,207, respectively, and resulted from the acquisitions of Visirun in November 2015, Ornicar in February 2015, KKT in May 2014, Connect2Field in August 2013 and SageQuest in July 2010. The Company completed its annual impairment test of goodwill on October 31, 2015. No impairment of goodwill was recorded during the years ended December 31, 2015, 2014 and 2013.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$30,207	$28,706
Acquisition of KKT	—	1,501
Acquisition of Ornicar	8,871	—
Acquisition of Visirun	15,100	—

Total	$54,178	$30,207

Intangible assets consisted of the following as of December 31, 2015 and 2014, with gross and net amounts of foreign currency-denominated intangible assets reflected at December 31, 2015 and 2014 exchange rates, respectively:

	December 31, 2015
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$20,420	$(8,837)	$11,583
Acquired developed technology	6,761	(3,956)	2,805
Trademarks	819	(427)	392
Patent	196	(87)	109

Total	$28,196	$(13,307)	$14,889

	December 31, 2014
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$11,100	$(7,471)	$3,629
Acquired developed technology	5,506	(2,822)	2,684
Trademarks	400	(387)	13
Patent	219	(85)	134

Total	$17,225	$(10,765)	$6,460

Amortization expense related to intangible assets was $2,672, $2,562 and $2,290 for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense of $1,266, $1,218 and $631 for the years ended December 31, 2015, 2014 and 2013, respectively, was included in the cost of subscription revenues in the consolidated statements of operations, and amortization expense of $1,406, $1,344 and $1,659 for the years ended December 31, 2015, 2014 and 2013, respectively, was included in sales and marketing expense in the consolidated statements of operations.

The estimated future amortization expense of intangible assets as of December 31, 2015 is as follows:

Years Ending December 31,
2016	$4,294
2017	3,133
2018	2,551
2019	2,017
2020	1,071
Thereafter	1,823

Total	$14,889

7. Other Assets

Other assets (non-current) consisted of the following as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Deferred commission costs	$8,222	$7,423
Capitalized costs of in-vehicle devices owned by customers	—	2,037
Other	1,408	1,369

Total	$9,630	$10,829

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Accrued payroll and related expenses	$11,740	$10,862
Accrued professional fees	2,635	3,137
Capital lease obligations	1,898	771
Contingent consideration	1,366	—
Accrued marketing expense	1,324	934
Accrued insurance expense	262	337
Accrued income taxes	186	1,869
Other	5,036	6,397

Total	$24,447	$24,307

9. Other Liabilities

Other liabilities (non-current) consisted of the following as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Deferred tax liabilities	$3,486	$—
Accrued rent and lease incentives	3,331	1,371
Capital lease obligations	2,738	918
Contingent consideration	1,154	67
Other	147	—

Total	$10,856	$2,356

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

The Amended Revolving Credit Facility contains certain customary financial covenants, including a leverage ratio and minimum liquidity requirement. The Company was in compliance with all such covenants as of December 31, 2014 and 2013. At the Company’s election, the interest rate on borrowings under the Amended Revolving Credit Facility is either (a) LIBOR plus 2.0% per annum, or (b) base rate plus 1.0% per annum. Amounts borrowed under the Amended Revolving Credit Facility may be repaid and, subject to customary terms and conditions, re-borrowed at any time during and up to the maturity date. Any outstanding balance under the Amended Revolving Credit Facility is due and payable no later than May 10, 2017. As of December 31, 2014, the Company had outstanding borrowings of $23,750 under the Amended Revolving Credit Facility.

Credit Facility

On January 21, 2015, the Company entered into a Credit Agreement with Citibank, N.A., as administrative agent, and the lenders party thereto, for a senior, first-priority secured financing comprised of revolving loans, letters of credit and swing line loans in a total maximum amount of $125,000 (the “Credit Facility”). The Credit Facility is collateralized by a senior first lien by certain assets and property of the Company. The Credit Facility consists of a five-year multi-currency revolving credit facility in a dollar amount of up to $125,000 which includes a sublimit of $5,000 for letters of credit and a $10,000 swing line facility. The Credit Facility also includes an accordion feature that allows the Company to increase the Credit Facility to a total of $200,000, subject to securing additional commitments from existing lenders or new lending institutions. The Company used the net proceeds of borrowings under the Credit Facility to repay the $23,750 outstanding under the Company’s previously existing revolving credit facility with Wells Fargo Capital Finance, LLC (“Amended Revolving Credit Facility”), and for working capital and other general corporate purposes. As a result of the early repayment of the Amended Revolving Credit Facility, in the first quarter of 2015, the Company recorded a loss on extinguishment of debt of $107, comprised of the write-off of unamortized debt issuance costs.

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

On the issuance date of January 21, 2015, the Credit Facility was recorded in the consolidated balance sheet net of discount of $708, related to fees assessed by the lender at the time. During the second quarter of 2015, the Company recorded additional fees related to the debt of $159. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the maturity date. At December 31, 2015, the debt discount balance totaled $717. Accretion amounts recognized as interest expense for the year ended December 31, 2015 totaled $150. On the issuance date, the Company also capitalized deferred financing costs of $501 related to third-party fees incurred in connection with the Credit Facility. These deferred costs are being amortized through charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the expiration date. At December 31, 2015, deferred financing cost recorded in other current assets and other assets (non-current) were $100 and $307, respectively, and totaled $407. Amortization amounts recognized as interest expense for the year ended December 31, 2015 totaled $94.

As of December 31, 2015, the Company had outstanding borrowings of $23,750 under the Credit Facility with an interest rate of 2.01% per annum. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying value due to its variable interest rate, which approximates a market interest rate.

The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, re-borrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020. As of December 31, 2015, the Company was in compliance with all such covenants.

11. Income Taxes

The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
Ireland	$(3,092)	$26,520	$16,975
Foreign	44,971	8,943	9,379

Income before income taxes	$41,879	$35,463	$26,354

The components of the provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
Current tax provision (benefit):
Ireland taxes	$461	$3,620	$2,647
Foreign taxes	(4,020)	12,952	(9,360)

Total current tax provision (benefit)	(3,559)	16,572	(6,713)

Deferred tax provision (benefit):
Ireland taxes	$(1,054)	$(375)	$(80)
Foreign taxes	7,700	(8,209)	2,690

Total deferred tax provision (benefit)	6,646	(8,584)	2,610

Total provision for (benefit from) income taxes	$3,087	$7,988	$(4,103)

A reconciliation of the Ireland statutory corporate income tax rate of 12.5% to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Ireland statutory corporate income tax rate	12.5%	12.5%	12.5%
Income (loss) of Irish non-trading entities	—	—	(0.5)
Foreign rate differential	(4.9)	6.6	9.0
Uncertain tax positions	1.9	4.7	(40.4)
Change in deferred tax asset valuation allowance	—	(0.5)	0.8
Permanent differences	1.5	1.9	2.9
Tax credits	(1.8)	(2.0)	(3.1)
Deferred charge on intercompany transaction	—	—	2.7
MSA refund	(1.4)	—	—
Other differences	(0.4)	(0.7)	0.5

Effective income tax rate	7.4%	22.5%	(15.6)%

The Company’s effective income tax rate for the years ended December 31, 2015 and 2014 was 7.4% and 22.5%, respectively, on pre-tax income of $41,879 and $35,463, respectively. The Company’s effective tax rate for the year ended December 31, 2015 is lower than the statutory Irish rate of 12.5% primarily due to the release of various historical uncertain tax positions including interest and penalties, research and development tax credits in Ireland and income being generated in jurisdictions that have a lower tax rate than the Irish statutory rate. These decreases were partially offset by the recording of uncertain tax positions. The Company made a change to its organizational structure in the fourth quarter of 2014 that impacted the jurisdictional mix of profits and was beneficial to its income tax rate for the year. The Company’s effective tax rate for the year ended December 31, 2014 was higher than the statutory Irish rate of 12.5% primarily due to the recording of interest and penalties associated with its uncertain tax positions and income taxed in foreign jurisdictions with a higher statutory tax rate than the 12.5% Irish statutory rate. The increases associated with these items were partially offset by research tax credits in Ireland. The Company’s effective tax rate for the year ended December 31, 2013 was lower than the statutory Irish rate of 12.5% due primarily to the net reversal of $10.6 million of reserves for uncertain tax positions along with related interest and penalties due to the expiration of a statute of limitations in the United States and Ireland research and development tax credits.

The components of net deferred tax assets and the related valuation allowance were as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$18,439	$6,729
Deferred revenue	9,059	4,955
Accrued expenses	600	1,311
Reserves and allowances	2,294	2,575
Share-based compensation	5,658	4,678
Other	1,908	389

Total deferred tax assets	37,958	20,637

Deferred tax liabilities:
Deferred commission	(6,193)	—
Acquired intangible assets	(4,751)	(1,274)
Depreciation and amortization	(23,586)	(2,603)

Total deferred tax liabilities	(34,530)	(3,877)

Valuation allowance	(341)	(2,949)

Net deferred tax assets	$3,087	$13,811

As of December 31, 2015 and 2014, the Company had net operating loss carryforwards in the United States of approximately $86,596 and $21,900, respectively, available to reduce future federal taxable income and had approximately $59,636 and $6,527, respectively, available to reduce future state taxable income. The federal net operating loss carryforwards will expire from 2026 through 2035, and the state net operating loss carryforwards will expire from 2020 through 2035. Under certain circumstances, the utilization of these net operating loss carryforwards on an annual basis may be limited under U.S. tax law.

As of December 31, 2015 and 2014, the Company had net operating loss carryforwards in Ireland of approximately $100 and $10,323 available to reduce future taxable income. These net operating loss carryforwards may be carried forward indefinitely, but utilization is limited to the same entity and trades that generated the losses.

As of December 31, 2015 and 2014, the Company had net operating loss carryforwards in the United Kingdom of approximately $2,211 and $1,797, respectively, available to reduce future taxable income. These net operating loss carryforwards may be carried forward indefinitely.

As a result of certain realization requirements of Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”), the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased $14,336 if and when such tax deductions are ultimately realized. We use tax law ordering when determining when excess tax benefits have been realized.

As of December 31, 2015 and 2014, the Company’s net deferred tax asset balances of $3,087 and $13,811, respectively, are primarily related to the Company’s U.S. operations. The Company has concluded, based on the weight of available evidence, that those net deferred tax assets are more likely than not to be realized in the future.

As of December 31, 2015, the Company had recorded a valuation allowance of $12 and $329 against certain net deferred tax assets in Ireland and Australia, respectively, because the Company believes that it is not more likely than not that the tax assets, which consist principally of net operating loss carryforwards, will be realized. The utilization of the losses in Ireland is limited to certain types of income being generated by the Company. As of December 31, 2014, the Company had recorded a valuation allowance of $2,581 and $368 against certain net deferred tax assets in Ireland and Australia, respectively, because the Company believes that it is not more likely than not that the tax assets, which consist principally of net operating loss carryforwards, will be realized. The utilization of the losses in Ireland is limited to certain types of income being generated by the Company.

In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. As of December 31, 2015, the Company and its material subsidiaries remain subject to examination in the United States for tax years 2012 through 2015, in Ireland for tax years 2010 through 2015, and in the United Kingdom for tax years 2014 through 2015. The Company is currently under audit by the Internal Revenue Service for 2013 and 2014 and by the Irish Taxing Authority for 2012.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits, including those that were recorded against related deferred tax assets rather than as liabilities, but excluding amounts for accrued interest and penalties, is as follows:

(in thousands)
Unrecognized tax benefits at January 1, 2014	$1,280
Additions based on tax positions of current year	1,110
Reductions based on lapse of statute of limitations	(66)

Unrecognized tax benefits at December 31, 2014	2,324
Additions based on tax positions of current year	1,185
Reductions based on lapse of statute of limitations	(1,232)

Unrecognized tax benefits at December 31, 2015	$2,277

Included in the balance of unrecognized tax benefits as of December 31, 2015; December 31, 2014; and December 31, 2013, is $2,277, $2,324, and $1,280, respectively, of tax benefits that, if recognized would affect the effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, we accrued penalties of $0 and interest of $806 during 2015 and, as of December 31, 2015, recognized a total liability related to penalties and interest of $3,498. During 2014, we accrued penalties of $0 and interest of $859, as of December 31, 2014, recognized a total liability related to penalties and interest of $2,735. During 2013, we accrued and penalties of $0 and interest of $866, as of December 31, 2013 recognized a total liability related to penalties and interest of $1,899.

It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, inclusive of interest, may decrease by up to $3,248. This is primarily due to statute of limitations expiring for the recognition of these tax benefits of one of the Company’s Irish subsidiaries in 2016.

As of December 31, 2015, provisions have not been made for income taxes of $9,850 on $76,246 of undistributed earnings of non-Irish subsidiaries, as these earnings are considered indefinitely reinvested. The Company continually reviews the financial position and foreign subsidiaries in order to reaffirm the Company’s intent and ability to continue to indefinitely reinvest earnings of its foreign subsidiaries or whether such earnings will need to be repatriated in the foreseeable future. Such review encompasses operational needs and future capital investments. These earnings could become subject to income taxes if they were remitted as dividends.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that the presentation of deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company elected to prospectively adopt ASU 2015-17. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s Consolidated Statements of Operations and Comprehensive Income.

12. Deferred Shares

Deferred shares are non-voting, non-redeemable shares and carry no rights other than a lowest-priority right to share in the capital of the Company upon a winding-up or liquidation. The deferred shares were issued by the Company in order to ensure compliance with an Irish law requirement that no more than 90% of the issued share capital is redeemable and serve no other purpose.

In July 2008, the Company authorized 100,000,215,088 deferred shares with a par value of €0.00000001 per share. At the same time, the Company issued 705,658 deferred shares in lieu of fractional shares to the holders of ordinary shares who converted their ordinary shares into Series A preferred shares. Shortly after, upon the closing of the Series A preferred shares transaction, the 705,658 deferred shares were transferred back to the Company for no consideration. For both the issuance and the reacquisition, the Company ascribed no value to these deferred shares considering that they are non-voting, non-redeemable shares and carry no rights other than a lowest-priority right to share in the capital of the Company upon a winding-up or liquidation, and that they were transferred back to the Company for no consideration.

In July 2010, in connection with the issuance of Series B preferred shares, the Company converted 100,000,000,000 authorized and unissued deferred shares into 100,000 authorized ordinary shares and canceled the remaining 215,088 authorized and unissued deferred shares. As a result, authorized and issued deferred shares were reduced to zero and authorized and unissued ordinary shares were increased by 100,000 shares.

In November 2010, in connection with the issuance of the Series C preferred shares, the Company converted 2,230,330 authorized and unissued ordinary shares into 2,230,330 deferred shares with a par value of €0.01 per share. As a result, 2,230,330 deferred shares with a par value of €0.01 per share were authorized. These deferred shares were issued to the majority shareholder of the Company. The Company ascribed a value of $29 to the deferred shares issued, representing their aggregate par value, considering that they are non-voting, non-redeemable shares and carry no rights other than a €22 (or $29) lowest-priority right to share in the capital of the Company upon a winding-up or liquidation.

13. Ordinary Shares

Each holder of ordinary shares is entitled to one vote per share. The holders of ordinary shares are not entitled to receive dividends unless declared by the Board of Directors. The voting, dividend and liquidation rights of the holders of ordinary shares are subject to and qualified by the rights and preferences of the holders of the Preferred Shares. No dividends have been declared through December 31, 2015.

14. Share-Based Awards

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

2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted and the Company’s shareholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, restricted stock units and cash-based awards at an exercise price no less than the fair market value per share of the Company’s ordinary shares on the grant date and with a maximum term of seven years. These awards may be granted to the Company’s employees and non-employee directors. In February 2014, pursuant to the terms of the 2011 Plan, the number of ordinary shares reserved for issuance under the 2011 Plan automatically increased by 1,761,450 shares from 1,883,334 to 3,644,784, calculated as 4.75% of the January 31, 2014 ordinary shares issued and outstanding. In February 2015, pursuant to the terms of the 2011 Plan, the number of ordinary shares reserved for issuance under the 2011 Plan automatically increased by 1,800,126 shares from 3,644,784 to 5,444,910, calculated as 4.75% of the January 31, 2015 ordinary shares issued and outstanding. In February 2016, pursuant to the terms of the 2011 Plan, the number of ordinary shares reserved for issuance under the 2011 Plan automatically increased by 1,837,735 shares from 5,444,910 to 7,282,645, calculated as 4.75% of the January 31, 2016 ordinary shares issued and outstanding. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

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

Stock Option Valuation

The fair value of each share option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected term has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, which represents the average of the contractual term and the weighted average vesting period of the options. Expected volatility was based on the historical volatility of the Company’s publicly traded peer companies, as prior to its October 2012 initial public, the Company had been a private company and lacked company-specific historical and implied volatility information. Expected dividend yield was based on the Company’s expectation of not paying cash dividends in the foreseeable future. The Company did not grant any stock options in the years ended December 31, 2015, 2014 and 2013. The assumptions used to determine the fair value of stock options granted in the year ended December 31, 2012 are as follows, presented on a weighted average basis:

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

As required by the 2004 Plan and the 2011 Plan, the exercise price for awards granted is not to be less than the fair market value of ordinary shares as estimated by the Company’s Board of Directors as of the date of grant. Prior to the Company’s October 2012 IPO, the Company valued its ordinary shares by taking into consideration the most recently available valuation of ordinary shares performed by management and the Board of Directors as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. In December 2010 and during the first half of 2011, the Board of Directors granted stock options for the purchase of 1,798,611 and 35,667 ordinary shares, respectively, with a weighted average exercise price of $3.08 per share based on its determination of the value of ordinary shares. In November 2010, certain holders of the ordinary shares converted 10,193,347 ordinary shares into Series C convertible preferred shares on a 1-for-1.5 basis and immediately sold those preferred shares to an outside investor at $3.50 per share. Based on this transaction and solely for the purposes of accounting for share-based compensation for financial statement purposes, in mid-2011, the Company reassessed the fair value of its ordinary shares and determined it to be $5.25 per share as of November 2010 (and through June 2011). As a result, the grant-date fair value of each of the awards granted in December 2010 and in the first half of 2011 was revalued to reflect an underlying ordinary share fair value of $5.25. The difference between the original estimated fair value of $3.08 and the reassessed fair value of $5.25 of the Company’s ordinary shares resulted in an increase of $3,174 and $63 in the aggregate fair value of stock options granted in December 2010 and in first six months of 2011, respectively, which is being and will continue to be recorded as additional compensation expense in the consolidated statements of operations over the requisite service periods of between one and four years.

Stock Option Activity

Stock option activity during the years ended December 31, 2014 and 2015 is as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Years)
Outstanding at December 31, 2013	1,477,823	$5.36	4.2	$55,989
Granted	—	$—
Exercised	(608,620)	$4.67
Forfeited and canceled	(18,956)	$9.67
Outstanding at December 31, 2014	850,247	$5.76	3.5	$25,274
Granted	—	$—
Exercised	(484,391)	$5.94
Forfeited and canceled	(2,916)	$3.08

Outstanding at December 31, 2015	362,940	$5.54	2.5	$16,422

Vested and expected to vest at December 31, 2015	362,073	$5.53	2.5	$16,387

Exercisable at December 31, 2015	329,318	$5.02	2.4	$15,072

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s ordinary shares closing price of $50.79 and $35.49 as of December 31, 2015 and 2014, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 was $19,330 and $18,200, respectively.

The unrecognized compensation expense associated with stock options outstanding at December 31, 2015 and 2014 was $124 and $497, respectively, which is expected to be recognized over weighted average periods of 0.5 years and 1.3 years, respectively.

For the year ended December 31, 2015, the Company recorded realized excess tax losses from the exercises of stock options of $2,917, and for the years ended December 31, 2014 and 2013, the Company recorded realized excess tax benefits from the exercises of stock options of $12,973 and $3,813, respectively, within shareholders’ equity.

Restricted Stock Unit Awards

During the year ended December 31, 2015, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 1,007,124 ordinary shares and performance-based restricted stock units (“PSUs”)

for the purchase of 398,167 ordinary shares with an average grant-date fair value of $42.50 per share. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ended on December 31, 2015. Related to these PSUs, as of December 31, 2015, 250,445 ordinary shares were expected to vest as a result of achieving the specified performance targets. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

The following table summarizes unvested RSUs activity for the year ended December 31, 2015:

	Number of Unvested RSUs	Weighted Average Grant-Date Fair Value
Unvested balance at December 31, 2014	1,495,658	$28.35
Granted	1,405,291	$42.50
Vested	(466,006)	$29.17
Forfeited	(235,291)	$38.19

Unvested balance at December 31, 2015	2,199,652	$36.17

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Year Ended December 31,
	2015	2014	2013
Cost of subscription revenue	$1,284	$707	$395
Sales and marketing	8,203	4,751	2,586
Research and development	3,467	1,946	1,069
General and administrative	11,559	5,803	3,420

Total	$24,513	$13,207	$7,470

15. Net Income per Share

Basic and diluted net income per share attributable to ordinary shareholders was calculated as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Basic net income per share:
Numerator:
Net income	$38,792	$27,475	$30,457

Denominator:
Weighted average ordinary shares outstanding—basic	38,358,072	37,473,442	35,722,300

Net income per share—basic	$1.01	$0.73	$0.85

Diluted net income per share:
Numerator:
Net income	$38,792	$27,475	$30,457

Denominator:
Weighted average ordinary shares outstanding—basic	38,358,072	37,473,442	35,722,300
Dilutive effect of ordinary share equivalents	970,055	1,078,418	1,417,539

Weighted average ordinary shares outstanding—diluted	39,328,127	38,551,860	37,139,839

Net income per share—diluted	$0.99	$0.71	$0.82

16. Commitments and Contingencies

Lease Commitments

The Company leases its office space under non-cancelable operating leases, some of which contain payment escalations. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and records the difference between cash rent payments and rent expense recognized in the consolidated statements of operations as accrued rent within accrued expenses (current) and other liabilities (non-current). At December 31, 2015, the accrued rent balance for office leases was $1,408 of which $172 was included in accrued expenses (current) and $1,236 was included in other long-term liabilities. At December 31, 2014, the accrued rent balance for office leases was $1,125, of which $149 was included in accrued expenses (current) and $976 was included in other long-term liabilities.

Total rent expense under these operating leases was approximately $4,606, $3,439 and $3,041 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has recorded as a capital lease the obligation assumed for the buildings acquired through the acquisition of Visirun. The Company also leases furniture and computer equipment under capital leases that expire at various dates through 2018.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2015 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
2016	$10,392	$2,111	$12,503
2017	9,310	1,603	10,913
2018	4,132	437	4,569
2019	2,730	90	2,820
2020	2,644	90	2,734
Thereafter	649	442	1,091

Total	$29,857	4,773	$34,630

Less amount representing interest		(137)

Present value of minimum lease payments		$4,636

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at December 31, 2015 totaled $3,438 of which $1,819, $1,555, and $64 is due in in the years ending December 31, 2016, 2017, and 2018, respectively.

Purchase Commitments

As of December 31, 2015, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps and posted speed limits) and subscription fees for software services totaling $6,045, of which $3,199, $2,592,$235, and $19 will become payable in the years ending December 31, 2016, 2017, 2018,and 2019, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2015 and 2014.

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

On October 27, 2015, Orthosie Systems, LLC filed a complaint against the Company (Orthosie Systems, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:15-cv-1681) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,430,471 entitled “Method and System for Monitoring a Vehicle” (“the ’471 Patent”). The Company’s answer to the complaint is due on March 9, 2016. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot be assured that this will be the case.

On January 1, 2016, David Gillard and Jaclyn Stramiello, individually and on behalf all others similarly situated, filed a complaint against the Company (Gillard et al. v. Fleetmatics USA, LLC, et al., Civil Action No. 8:16-cv-81-T-27MAP) in the United States District Court for the Middle District of Florida alleging the Company’s U.S. subsidiaries violated certain provisions of the Fair Labor Standards Act (the “FLSA”) by failing to pay overtime. On February 8, 2016, the plaintiffs filed an amended complaint, which added another named party plaintiff, Troy Pate. On February 10, 2016 the Court struck the amended complaint and provided the plaintiffs with fourteen days to file another amended complaint. The plaintiffs are seeking certification of the matter as a collective action under the FLSA. The FLSA permits an aggrieved person to recover as damages back pay, an equal amount of money as liquidated damages, interest and attorneys’ fees and costs. Currently, the Company’s answer to the complaint is due on March 11, 2016. The Company intends to seek clarification on the due date for its answer, given the Court’s rejection of the plaintiffs’ most recently filed amended complaint. This matter is in its very early stages, but there can be no assurance that this matter will not have a material adverse effect on the Company’s business, operating results or financial condition.

17. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. For the year ended December 31, 2015, discretionary contributions totaled $1,119. The Company made no contributions to the plan during the years ended December 31, 2014 and 2013.

18. Segment Reporting and Geographic Data

The Company has determined that it operates in one segment (see Note 2).

The geographic area data below summarizes subscription revenue and long-lived tangible assets for the significant countries in which the Company operates:

	Year Ended December 31,
	2015	2014	2013
Subscription revenue(1):
United States	$246,309	$203,959	$155,554
United Kingdom	14,795	13,607	11,423
Canada	10,607	8,352	6,179
Ireland	3,994	4,217	3,880
All other countries	9,056	1,446	314

Total subscription revenue	$284,761	$231,581	$177,350

	Year Ended December 31,
	2015	2014	2013
Long-lived tangible assets(2):
United States	$79,286	$65,558	$51,085
Ireland	11,829	8,315	6,082
United Kingdom	4,759	4,933	4,493
All other countries	8,632	928	72

Total long-lived tangible assets	$104,506	$79,734	$61,732

(1)	Subscription revenue represents sales to external customers based on the location of the customer.
(2)	Long-lived tangible assets consist of property and equipment based on the country in which the assets are located and are reported at carrying value.

19. Valuation Accounts

Activity in allowance accounts related to accounts receivable and deferred tax assets consisted of the following:

	Balance at Beginning of Year	Charged to Operations		Deductions		Balance at End of Year
Year ended December 31, 2013:
Accounts receivable allowances	$887	1,601	(1)	(1,093	)(2)	$1,395
Deferred tax asset valuation allowance	$2,581	442		—		$3,023
Year ended December 31, 2014:
Accounts receivable allowances	$1,395	2,413	(1)	(1,608	)(2)	$2,200
Deferred tax asset valuation allowance	$3,023	—		(74)		$2,949
Year ended December 31, 2015:
Accounts receivable allowances	$2,200	4,362	(1)	(4,329	)(2)	$2,233
Deferred tax asset valuation allowance	$2,949	—		(2,608)		$341

(1)	Amounts represent charges to general and administrative expense for increases to the allowance for doubtful accounts.
(2)	Amounts represent cash collections from customers for accounts previously reserved and write-offs of accounts receivable recorded against the allowance for doubtful accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management did not identify any material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FLEETMATICS GROUP PLC

Date: February 26, 2016	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

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

Name	Title	Date

/s/ James M. Travers James M. Travers	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2016

/s/ Stephen Lifshatz Stephen Lifshatz	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ Andrew G. Flett Andrew G. Flett	Director	February 26, 2016

/s/ James F. Kelliher James F. Kelliher	Director	February 26, 2016

/s/ Jack Noonan Jack Noonan	Director	February 26, 2016

/s/ Liam Young Liam Young	Director	February 26, 2016

/s/ Vincent De Palma Vincent De Palma	Director	February 26, 2016

/s/ Brian Halligan Brian Halligan	Director	February 26, 2016

/s/ Allison Mnookin Allison Mnookin	Director	February 26, 2016

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2015

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant as currently in effect (filed as Exhibit 3.2 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

4.1	Registration Rights Agreement, dated as of September 21, 2012 by and among Fleetmatics Investor Holdings, L.P., Fleetmatics Group Limited and Fleetmatics Group Public Limited Company (filed as Exhibit 4.1 to the Registration Statement on Form F-1/A (File No. 001-35678) and incorporated herein by reference).

10.1**	Form of Indemnification Agreement entered into between the Registrant and its officers and directors (filed as Exhibit 10.6 to the Registration statement on Form F-1 (File No. 001-35678) filed August 20, 2012 and incorporated herein by reference).

10.2**	Form of Indemnification Agreement entered into between Fleetmatics USA Group Holdings, Inc. and its officers and directors (filed as Exhibit 10.7 to the Registration statement on Form F-1 (File No. 001-35678) filed August 20, 2012 and incorporated herein by reference).

10.3**	Employment Agreement, dated January 1, 2013 between Fleetmatics Group PLC, Fleetmatics USA, LLC, and James Travers (filed as Exhibit 10.8 to the Registration statement on Form F-1 (File No. 001-35678) filed January 22, 2013 and incorporated herein by reference).

10.4**	Employment Agreement, dated December 6, 2010 between Fleetmatics Group Limited, Fleetmatics USA, LLC and Stephen Lifshatz (filed as Exhibit 10.9 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.5**	Amended and Restated Service Agreement, dated September 20, 2012, between Fleetmatics IRL Limited and Peter Mitchell (filed as Exhibit 10.10 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.6**	Employment Agreement, dated July 30, 2010 between Fleetmatics Group Limited, Fleetmatics USA, LLC (formerly known as Fleetmatics USA, Inc.) and Dennis Abrahams (filed as Exhibit 10.11 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.7**	Employment Agreement, dated June 14, 2011 between Fleetmatics Group Limited, Fleetmatics USA, LLC (formerly known as Fleetmatics USA, Inc.) and Andrew Reynolds (filed as Exhibit 10.12 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.8**	Employment Agreement, dated June 4, 2012 between Fleetmatics Group Limited, Fleetmatics USA, LLC and Jorge Diaz (filed as Exhibit 10.14 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.9**	Amended and Restated Service Agreement, dated September 20, 2012 between Fleetmatics IRL Limited and John Goggin (filed as Exhibit 10.15 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.10**	Employment Agreement, dated July 30, 2013 between Fleetmatics Group Limited, Fleetmatics USA Holdings, Inc. and Kathleen Finato (filed as Exhibit 10.20 to the Registration Statement on Form F-1 filed September 12, 2013 (File No. 001-35678) and incorporated herein by reference).

Exhibit No.	Exhibit

10.11**	Amended and Restated 2004 Share Option Plan of the Registrant (filed as Exhibit 10.16 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.12**	Amended and Restated 2011 Stock Option and Incentive Plan of the Registrant and form of agreement thereunder (filed as Exhibit 10.16 to the Registration Statement on Form F-1 filed September 12, 2013 (File No. 001-35678) and incorporated herein by reference).

10.13**	2012 Employee Share Purchase Plan (filed as Exhibit 10.18 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.14**	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.19 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.15**	Non-Employee Director Compensation Policy Plan (filed as Exhibit 10.20 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.16**	Amended and Restated Non-Employee Director Compensation Policy (filed as Exhibit 10.16 to the Annual Report on Form 10-K filed March 17, 2014 (File No. 001-35678) and incorporated herein by reference.

10.17	Lease Agreement between Fleetmatics USA, LLC and Newton Wellesley Executive Office Park LLC, dated as of December 30, 2010 in respect of the Registrant’s Wellesley, Massachusetts headquarters facilities, or the Boston headquarters (filed as Exhibit 10.2 to the Registration Statement on Form F-1 filed August 20, 2012 (File No. 001-35678) and incorporated herein by reference).

10.18	First Amendment of Lease between Newton Wellesley Executive Office Park LLC and Fleetmatics USA, LLC dated as of July 7, 2011 in respect of the Boston headquarters (filed as Exhibit 10.3 to the Registration Statement on Form F-1 filed August 20, 2012 (File No. 001-35678) and incorporated herein by reference).

10.19	Lease of First Floor Offices at Templeogue Village, Dublin, between Fleetmatics Group PLC and Whisperglen Limited, dated January 1, 2009 (filed as Exhibit 10.3 to the Annual Report on Form 20-F filed March 29, 2013 (File No. 001-35678) and incorporated herein by reference).

10.20	First Amendment of Lease between Fleetmatics USA, LLC and US Carwash Inc. dated as of February 11, 2013(filed as Exhibit 99.3 to the Current Report on Form 6-K filed May 15, 2013 (File No. 001-35678) and incorporated herein by reference).

10.21	First Amendment of Lease between the Jade Group, LLC and Fleetmatics USA, LLC dated as of March 1, 2013 (filed as Exhibit 99.4 to the Current Report on Form 6-K filed May 15, 2013 (File No. 001-35678) and incorporated herein by reference).

10.22	Lease Agreement among Fleetmatics (UK) Limited, Fleetmatics Group PLC and the Prudential Assurance Company dated as of March 13, 2013 (filed as Exhibit 99.5 to the Current Report on Form 6-K filed May 15, 2013 (File No. 001-35678) and incorporated herein by reference).

10.23	Lease Agreement between Fleetmatics USA LLC and BP Bay Colony, LLC dated as of June 12, 2013 (filed as Exhibit 99.3 to the Current Report on Form 6-K filed August 9, 2013 (File No. 001-35678) and incorporated herein by reference).

10.24	First Amendment of Lease between Fleetmatics USA LLC and YPI 1600 Corporate Center, LLC dated as of December 1, 2013 (filed as Exhibit 10.24 to the Annual Report on Form 10-K filed March 17, 2014 (File No. 001-35678) and incorporated herein by reference).

Exhibit No.	Exhibit

10.25	First Amendment of Lease between Fleetmatics USA, LLC and BP Bay Colony LLC dated as of May 1, 2014 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 8, 2014 (File No. 001-35678) and incorporated herein by reference).

10.26	Lease Agreement between Fleetmatics Pty Ltd and The Trust Company Limited dated as of December 23, 2014 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 8, 2015 (File No. 001-35678) and incorporated herein by reference).

10.27	Credit Agreement, dated as of January 21, 2015, by and among Fleetmatics Group PLC, Fleetmatics Development Limited and Fleetmatics USA, LLC, Citibank, N.A. and the other lenders party thereto (filed as Exhibit 99.1 to the Current Report on Form 8-K filed January 22, 2015 (File No. 001-35678) and incorporated herein by reference).

10.28	Lease Agreement between Fleetmatics USA, LLC and MLCFC 2006-4 Golf Office, LLC dated as of February 19, 2015 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 7, 2015 (File No. 001-35678) and incorporated herein by reference).

10.29	Lease Agreement between Fleetmatics USA, LLC and Cal-Park View Limited Partnership dated as of March 9, 2015 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 8, 2015 (File No. 001-35678) and incorporated herein by reference).

10.30	Lease Agreement between Fleetmatics Ireland Limited and Delta Distributors Limited dated as of July 15, 2015 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2015 (File No. 001-35678) and incorporated herein by reference).

10.31	Management Services Agreement, dated November 23, 2010, by and among Privia Enterprises Limited, Fleetmatics Group Limited and the persons listed in Schedule 1 thereto as modified on August 20, 2012 (filed as Exhibit 10.4 to the Registration Statement on Form F-1/A filed September 24, 2012 (File No. 001-35678) and incorporated herein by reference).

10.32	Credit Agreement, dated as of January 21, 2015, by and among Fleetmatics Group PLC, Fleetmatics Development Limited and Fleetmatics USA, LLC, Citibank, N.A. and the other lenders party thereto (filed as Exhibit 99.1 to the Current Report on Form 8-K filed January 22, 2015 (File No. 001-35678) and incorporated herein by reference).

10.33**	Employment Agreement, dated April 6, 2015 between Fleetmatics Group PLC, Fleetmatics USA, LLC and Jill Ward (filed as Exhibit 10.1 to the Current Report on Form 8-K/ filed April 7, 2015 (File No. 001-35678) and incorporated herein by reference.

10.34**	Employment Agreement, dated April 17, 2015 between Fleetmatics Group PLC, Fleetmatics USA, LLC and James M. Travers (filed as Exhibit 10.1 to the Annual Report on Form 10-K/A filed April 22, 2015 (File No. 001-35678) and incorporated herein by reference.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets,

Exhibit No.	Exhibit

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