Form 10-K/A
period 2015-12-31
Fleetmatics Group plc
filed 2016-04-29
CIK 1526160

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of March 31, 2016 was 38,958,497.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANANTORY NOTE

Fleetmatics Group PLC (“Fleetmatics”, “we”, “our”, and “us”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016 (“Form 10-K”), to include all of the Part III information required by the applicable rules and regulations of the SEC. As we will not be filing a definitive proxy statement within 120 days after the end of our 2015 fiscal year end, we are filing this Form 10-K/A to amend and replace in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

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

Directors and Executive Officers

The following table sets forth information for our directors and executive officers, their ages, the positions held by each such person with Fleetmatics as of December 31, 2015, and their term of office. Unless otherwise stated, the address for our directors and officers is Block C, Cookstown Court, Belgard Road, Tallaght, Dublin 24, Ireland.

Name	Age	Position	Director or Executive Officer Since	Expiration of Director Term
James M. Travers(1)	64	Chief Executive Officer and Chairman of the Board	2006	2018
Vincent R. De Palma(2)	58	Non-Executive Director	2013	2016
Andrew G. Flett(3)(4)	42	Non-Executive Director	2008	2016
Brian Halligan(4)	48	Non-Executive Director	2014	2017
James F. Kelliher(3)	56	Non-Executive Director	2012	2018
Allison Mnookin(2)	45	Non-Executive Director	2014	2017
Jack Noonan(2)(4)	68	Non-Executive Director	2012	2016
Liam Young(2)(3)	51	Non-Executive Director	2012	2017
Robert Dahdah(5)	47	Senior Vice President, Global Sales	2016	N/A
Stephen Lifshatz	57	Chief Financial Officer	2010	N/A
Kathleen Finato	49	Chief Marketing Officer	2013	N/A
Peter Mitchell	42	Chief Technology Officer	2004	N/A
Andrew M. Reynolds	47	Senior Vice President, Global Business Development	2011	N/A
Jill Ward(6)	55	President and Chief Operating Officer	2015	N/A

(1)	Executive director.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Compensation Committee.
(5)	The Company hired Mr. Dahdah on March 11, 2016.
(6)	The Company hired Ms. Ward on April 6, 2015.

Non-Executive Directors

Vincent R. De Palma has served as a non-executive member of our Board of Directors (“Board”) since 2013 and became a member of the Nominating and Corporate Governance Committee in 2014. Mr. De Palma has served as the President of Stericycle’s Shred-it Division since October 2015, and as Shred-it’s President and Chief Executive Officer from August 2009 until Stericycle acquired Shred-it in October 2015. From 2005 to 2009, Mr. De Palma served as President of Pitney Bowes Management Services, and from 1999 to 2005, Mr. De Palma served as President of Automatic Data Processing (ADP) Benefit Services. Mr. De Palma was selected to serve as director on our Board due to his extensive experience leading global companies that rely on fleet and field service worker optimization.

Andrew G. Flett has served as a non-executive member of our Board since 2008 and is a member of the Audit Committee and Compensation Committee. Mr. Flett was formerly a Partner with Investcorp Technology Partners and is a 17 year private equity veteran with vast experience in the technology industry. Mr. Flett has served as director of Magnum Semiconductor from December 2005 to December 2013 and Wells CTI from September 2006 to October 2012, T3 Media from January 2012 to December 2013, CSIdentity from May 2012 to December 2013, FishNet Security from November 2012 to December 2013, and Telepacific Communications from June to December 2013. Mr. Flett was selected to serve as a director on our Board due to his finance experience and extensive knowledge of the information technology industry.

Brian Halligan has served as a non-executive member of our Board since 2014 and is a member of the Compensation Committee. Mr. Halligan co-founded HubSpot, a publicly-traded inbound marketing software company which helps businesses transform the way they market their products, in 2005 and has served as the chairman of the board of directors of Hubspot since March 2014. Mr. Halligan is also an author and a senior lecturer at the Massachusetts Institute of Technology, or MIT. Prior to founding HubSpot, Mr. Halligan served as venture partner at Longworth Ventures. From 2000 until 2004, he also worked as the vice president of sales of Groove Networks, which was later acquired by Microsoft. Mr. Halligan was selected to serve as a director on our Board due to his extensive experience in leadership positions in software companies.

James F. Kelliher has served as a non-executive member of our Board since 2012 and is a member of the Audit Committee. Mr. Kelliher has served as the Chief Financial Officer of Actifio Inc. since 2015. Additionally, since 2014, Mr. Kelliher has served as a non-executive Board member and Chairman of the Audit Committee of Adaptive Insights, Inc. From 2006 to 2015, Mr. Kelliher served as Chief Financial Officer of LogMeIn, Inc. From 2002 to 2006, Mr. Kelliher served as Chief Financial Officer of IMlogic, Inc., and from 1991 to 2002, Mr. Kelliher served in a number of capacities, including Senior Vice President of Finance at Parametric Technology Corporation. Mr. Kelliher was selected to serve as a director on our Board due to his financial and accounting expertise from his prior extensive experience in finance roles with both public and private corporations. The Board has determined that Mr. Kelliher is an Audit Committee financial expert as defined under the applicable rules of the U.S. Securities and Exchange Commission (“SEC”).

Allison Mnookin has served as a non-executive member of our Board since 2014 and is a member of the Nominating and Corporate Governance Committee. Ms. Mnookin has served as Chief Executive Officer of QuickBase since April 2016, when Intuit spun off its QuickBase business. Prior to the spinoff of QuickBase in 2016, Ms. Mnookin served as Vice President and General Manager of Intuit’s QuickBase business from July 2010 to March 2016, and from 2008 to July 2010, Ms. Mnookin served as Vice President of Quicken Health. Ms. Mnookin has also served as general manager in Intuit’s Small Business Division where she was responsible for leading a $500 million portfolio of businesses including QuickBooks. Prior to joining Intuit in 1998, she held several sales and product marketing positions with Oracle Corporation. Ms. Mnookin was selected to serve as a director on our Board due to her extensive experience in leadership positions in software companies.

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

Liam Young has served as a non-executive member of our Board since 2012 and is a member of the Audit Committee and the Nominating and Corporate Governance Committee. From May 2006 to the present, Mr. Young has served as Chairman of Errigal Bay, an Irish seafood processing and distribution company. Mr. Young has also served as director of Anagada Ltd., a business and management consultancy firm since 2006. Mr. Young previously served as Founder, Director and Chief Executive Officer of Conduit plc, an Irish-based company specializing in European directory assistance services. Mr. Young was selected to serve as a director on our Board due to his extensive experience in fixed and mobile telecommunications companies.

Executive Officers

James M. Travers joined Fleetmatics as Chief Executive Officer in 2006. He became Chairman of our Board in 2013. Mr. Travers has over 30 years of industry experience selling and marketing high technology products and services. In addition, he has diverse experience successfully building high growth companies in the public and private sectors. Mr. Travers has led the Company to substantial revenue growth and profitability. He has responsibility for the Company’s global operations and strategic direction. Prior to joining Fleetmatics he served as Senior Vice President of the Americas of Geac Corporation where he helped grow the company through a series of successful acquisitions in addition to delivering strong organic revenue growth. Prior to Geac, Mr. Travers was CEO and COO of Harbinger Corporation a publicly-traded leading provider of e-commerce software and services. Mr. Travers also had a successful 15 year career with Texas Instruments Inc. where he held senior level positions in sales, marketing and general management.

Stephen Lifshatz joined Fleetmatics as Chief Financial Officer in 2010. Mr. Lifshatz has over 30 years of experience in financial and general management roles in both public and private technology and services companies. Mr. Lifshatz has overall responsibility for the financial management, accounting, legal, treasury, and facilities aspects of the business. Prior to Fleetmatics, Mr. Lifshatz was engaged by several private equity firms to assist in their development and expansions of certain portfolio companies, including several in the Software-as-a-Service (“SaaS”), space, and assisted a public software company where he was a member of the Board to navigate its acquisition by another public company. Previously, Mr. Lifshatz served as Senior Vice President and CFO of Lionbridge Technologies, a $450-million publicly-traded software and services company. He played an active role in the tremendous growth of Lionbridge from its inception, driving its global expansion and M&A activities, together with leading the company’s IPO and secondary offerings. Prior to this, Mr. Lifshatz served as Vice President and CFO for The Dodge Group, an international software company, and as a senior financial officer for Marcam Corporation, a process-ERP software business from startup-phase through its global status as a significant publicly-traded software company.

Robert Dahdah joined Fleetmatics as Senior Vice President of Global Sales in 2016. From May of 2015 until joining Fleetmatics in March 2016, Mr. Dahdah was a Senior Vice President of Global Sales for Sungard Financial Systems, a global software and services provider to insurance and financial institutions, which was acquired by FIS in November 2015. While at Sungard, Mr. Dahdah had global responsibility for their insurance and asset management products. Prior to that, Mr. Dahdah held several positions in a 21-year career at ADP, a global provider of payroll and human capital management technology and services. From August 2013 to April 2015, Mr. Dahdah served as Senior Vice President of Sales, Global Enterprise Solutions, International, at ADP where he led all sales and distribution for over 100 countries outside of the United States. From April 2012 to July 2013, Mr. Dahdah served as Division Vice President for ADP’s ES Worldwide Sales Operations where he led the global sales operations team supporting over 7,000 sales associates worldwide. From April 2009 to March 2012 Mr. Dahdah served as Division Vice President of ADP China covering the initial entry of ADP into the China market and sales of all ADP products in APAC. Mr. Dahdah has also served at ADP in various other domestic and international positions of increasing responsibility.

Kathleen Finato joined Fleetmatics as Chief Marketing Officer in 2013. Prior to joining Fleetmatics, Ms. Finato held the role of Senior Vice President, Marketing and Business Development for InterCall from 2009 to 2013, where she managed product portfolio marketing and business expansion in the telecommunications arena. Ms. Finato also served as Vice President of Sales and Head of North America Marketing at Motorola Mobile from 2003 to 2009 where Ms. Finato oversaw the launch of numerous mobile devices to the North American market, including the RAZR and the Q.

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

Andrew M. Reynolds joined Fleetmatics as Senior Vice President, Global Business Development in 2011. Prior to joining Fleetmatics, from 2007 until 2011, Mr. Reynolds served as Senior Vice President of Corporate Development at Art Technology Group, Inc., a publicly-traded provider of e-commerce software applications and services, where he was responsible for strategic planning, M&A and alliances. Mr. Reynolds served as Vice President of Corporate Development at Hyperion Solutions Corp. from 2002 until 2007. Mr. Reynolds has also held positions in management consulting, strategic marketing and sales.

Jill Ward joined Fleetmatics as President and Chief Operating Officer in April 2015. Prior to joining Fleetmatics, from 2001 to 2014, Ms. Ward was Senior Vice President and General Manager at Intuit Inc., a global provider of SaaS offerings for small businesses and consumers. During Ms. Ward’s 12 year career at Intuit, she led multiple business units to deliver growth through business management solutions for SMB and enterprise clients. Prior to joining Intuit in 2001, Ms. Ward was President of CRM Outsourcer Telespectrum Customer Care, held senior small business and consumer marketing positions at Fidelity Investments, and led strategy consulting teams at global consultancy firm Bain & Company.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares. Prior to January 1, 2014, as a “foreign private issuer,” our directors, executive officers and holders of more than 10% of our ordinary shares were exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchase and sales of our securities. As of June 30, 2013, we determined that we no longer qualified as a foreign private issuer, which means that, as of January 1, 2014, we were required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, including the provisions of Section 16 of the Exchange Act. To our knowledge, based solely on a review of copies of the initial reports of beneficial ownership and reports of changes in beneficial ownership that are required to be filed with the SEC by our directors, executive officers and holders of more than 10% of our ordinary shares and on written representations that no other reports were required, we believe that for the year ended December 31, 2015, all required reports were filed on a timely basis under Section 16(a), except for two late Form 4 filings for Mr. Travers, each reporting 1 transaction, and one late Form 4 filing for each of Messrs. De Palma, Lifshatz and Reynolds, each reporting 1 transaction.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act and the Exchange Act, which we refer to as our Code of Business Conduct and Ethics and which applies to all of our employees, officers and directors, including those officers responsible for financial reporting. A current copy of our code of business conduct and ethics is available in the corporate governance section of our website at http://ir.fleetmatics.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: Fleetmatics Group PLC, 1100 Winter Street, Suite 4600, Waltham, MA 02451, Attention: General Counsel. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines to assist and guide its members in the exercise of its responsibilities. These guidelines should be interpreted in accordance with any requirements imposed by applicable federal or state law or regulation, the New York Stock Exchange (“NYSE”) and our memorandum and articles of incorporation. Our corporate governance guidelines are available in the corporate governance section of our website at http://ir.fleetmatics.com. Although these corporate governance guidelines have been approved by the Board, it is expected that these guidelines will evolve over time as customary practice and legal requirements change. In particular, guidelines that encompass legal, regulatory or exchange requirements as they currently exist will be deemed to be modified as and to the extent that such legal, regulatory or exchange requirements are modified. In addition, the guidelines may also be amended by the Board at any time as it deems appropriate.

Board and Committee Meetings

The Board meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring their approval. It also holds special meetings when important matters require action between scheduled meetings. Members of senior management regularly attend meetings to report on and discuss their areas of responsibility. During 2015, the Board held five meetings and acted by unanimous written consent on four occasions. The Board has three standing committees:

•	the Audit Committee, which held five meetings in 2015;

•	the Compensation Committee, which held six meetings in 2015; and

•	the Nominating and Corporate Governance Committee, which held three meetings in 2015.

Each of the incumbent directors of the Board attended at least 95% of the aggregate of all meetings of the Board and all meetings of committees of our Board upon which they served (during the periods that they served) during 2015. The Board regularly holds executive sessions of the independent directors. Executive sessions do not include employee directors or directors who do not qualify as independent under NYSE and SEC rules.

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

Our Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures as well as our critical accounting policies and practices;

•	reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited consolidated financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements as they relate to our consolidated financial statements and accounting matters;

•	preparing the Audit Committee report required by SEC rules to be included in our Annual Report on Form 10-K;

•	reviewing all related party transactions for potential conflicts of interest and approving all such transactions; and

•	reviewing and assessing the adequacy of the Audit Committee charter and reviewing and evaluating, at least annually, the performance of the Audit Committee and its members, including compliance of the Audit Committee with its charter.

The Audit Committee met five times during the fiscal year ended December 31, 2015. The Audit Committee operates under a written charter adopted by the Board, a current copy of which is available at the corporate governance section of our website at http://ir.fleetmatics.com.

Compensation Committee

The current members of our Compensation Committee are Jack Noonan, who is the chair of the committee, Andrew G. Flett, and Brian Halligan. Each member of our Compensation Committee is independent under the applicable rules and regulations of the SEC and the NYSE. Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The Compensation Committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of those goals and objectives and determining the chief executive officer’s compensation based on such evaluation;

•	reviewing setting the compensation of all other officers;

•	reviewing and assessing the adequacy of the Compensation Committee charter, and reviewing and evaluating, at least annually, the performance of the Compensation Committee and its members, including compliance of the Compensation Committee with its charter;

•	reviewing and making recommendations to the Board regarding our policies and procedures for incentive-based compensation and the grant of equity-based awards;

•	administering the issuance of stock options and other awards under our stock plans, if requested by the Board;

•	reviewing and making recommendations to the Board with respect to director compensation, the compensation of senior management (other than the chief executive officer and other officers);

•	reviewing and re-assessing periodically our processes and procedures for the consideration and determination of director and executive compensation;

•	appointing, approving the compensation of, and assessing the independence of our compensation advisers; and

•	reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.

The Compensation Committee met six times during the fiscal year ended December 31, 2015. The Compensation Committee operates under a written charter adopted by the Board, a current copy of which is available at the corporate governance section of our website at http://ir.fleetmatics.com.

Nominating and Corporate Governance Committee

The current members of our Nominating and Corporate Governance Committee are Jack Noonan, who is the chair of the committee, Vincent R. De Palma, Allison Mnookin and Liam Young. Each of the members of our Nominating and Corporate Governance Committee is independent under the applicable rules and regulations of the SEC and the NYSE. The Nominating and Corporate Governance Committee’s responsibilities include:

•	reviewing and assessing the adequacy of the Nominating and Corporate Governance Committee charter, and reviewing and evaluating, at least annually, the performance of the Compensation Committee and its members, including compliance of the Compensation Committee with its charter;

•	developing and recommending to the Board criteria for Board and committee membership;

•	establishing procedures for identifying and evaluating Board candidates, including nominees recommended by shareholders;

•	identifying individuals qualified to become members of the Board;

•	recommending to the Board the persons to be nominated for election as directors and for election to each of the Board’s committees;

•	developing and recommending to the Board a set of corporate governance guidelines and review and reassess the adequacy of the Corporate Governance Guidelines annually; and

•	overseeing the evaluation of the Board and management.

The Nominating and Corporate Governance Committee met three times during the fiscal year ended December 31, 2015. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board, a current copy of which is available at the corporate governance section of our website at http://ir.fleetmatics.com.

There were no material changes in the procedures by which holders of our ordinary shares may recommend nominees to our Board in 2015.

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

Compensation Discussion and Analysis

This section explains how our executive compensation programs are designed and operate with respect to our named executive officers listed in the Summary Compensation Table below. Our named executive officers in 2015 were James M. Travers, Chief Executive Officer and Chairman of the Board; Stephen Lifshatz, Chief Financial Officer; Kathleen Finato, Chief Marketing Officer; Andrew M. Reynolds, Senior Vice President, Global Business Development; and Jill Ward, President and Chief Operating Officer.

Executive Summary

Our compensation strategy is designed to attract and retain high-caliber executive officers and employees and to align their compensation with our objectives and shareholder interests. Our goal is to provide a competitive total compensation package and to share our success with our named executive officers, as well as our other employees, when our objectives are met.

Compensation for our named executive officers consists of the elements identified in the following table.

Compensation Element	Objective

Base salary	To attract and retain employees and to recognize ongoing performance of job responsibilities

Annual performance-based cash compensation	To re-emphasize corporate objectives and provide additional reward opportunities for our named executive officers (and employees generally) when key business objectives are met

Long-term equity incentive compensation	To reward increases in shareholder value and to emphasize and reinforce our focus on team success as well as to establish stability and retention among our most critical positions

Severance and change in control benefits	To provide income protection in the event of involuntary loss of employment and to focus named executive officers on shareholder interests when considering strategic alternatives

Retirement savings (401(k) plan)	To provide retirement savings in a tax-efficient manner

Health and welfare benefits	To provide a basic level of protection from health, dental, life and disability risks

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

Determining Executive Compensation

Our Chief Executive Officer reviews the performance of each named executive officer other than himself and, based on this review and the factors described below, makes recommendations to the Compensation Committee with respect to each named executive officer’s total compensation package. The Compensation Committee then makes the final determination with regard to the total compensation package for our named executive officers, including our Chief Executive Officer.

For 2015, our Board used a study that Compensia, Inc. (“Compensia”) an independent compensation consultant, conducted during 2014 and 2015 to help evaluate the total compensation packages for our named executive officers. Compensia analyzed publicly available data obtained from the Company’s peer companies in addition to data obtained from Radford’s Broad High Technology Survey for companies ranging from $200 million to $500 million in revenue. The companies that Compensia analyzed for its 2014-2015 study included the following 15 publicly-traded U.S.-based SaaS companies, which we consider our primary peer group:

Constant Contact	LivePerson	Rally Software Development	SPS Commerce

Cornerstone on Demand	LogMeIn	RealPage	Tangoe

Demandware	Netsuite	SciQuest	Ultimate Software Group

IntraLinks Holdings	Qualys	ServiceNow

The general criteria for selecting our peer companies included industry, revenue, revenue growth, market capitalization, and market capitalization to revenue. We also selected peer group companies that operate in the internet/software space, with a preference for those with a vertical market and/or Software-as-a-Service, or SaaS, focus. These companies also represent the type of companies with which we compete for executive talent. The peer group was updated in October 2014 for compensation studies we conducted in February 2015 with respect to our Board compensation and executives’ compensation. We will evaluate and adjust our peer group, if appropriate, in conducting future compensation studies.

Results of 2015 “Say-on-Pay” Vote

At our 2015 annual shareholders meeting, our shareholders voted in favor of approval of an advisory resolution regarding our compensation program for our named executive officers (the “Say-on-Pay” vote) and in favor of holding an advisory vote on executive compensation (the “Say-on-Frequency” vote) every year. In 2015, approximately 99.61% of the votes cast by our shareholders were in support of the 2014 compensation of our named executive officers, and 99.89% of the votes cast by our shareholders favored holding the say-on-pay vote every year. While the Say-on-Pay and Say-on-Frequency votes are non-binding, the Compensation Committee and our Board of Directors carefully considers the results. Given the strong level of support evidenced by last year’s Say-on-Pay vote, the Compensation Committee determined that our shareholders were generally supportive of our executive compensation program and overall philosophy and concluded that no significant changes to our compensation program were necessary at this time. We have also adopted the recommendation of our shareholders on the Say-on-Frequency vote and intend to hold annual Say-on-Pay votes at least until we hold our next Say-on-Frequency vote. We continue to monitor our executive compensation program to ensure that it continues to align the compensation of our executive officers with the interests of our shareholders.

Elements of Compensation

Base Salaries

Base salaries for our named executive officers were established initially through arms-length negotiations at the time the individual was hired, taking into account available external compensation data and internal pay equity considerations, as well as the individual’s qualifications and experience. Base salaries of our named executive officers are reviewed by our Chief Executive Officer and our Senior Vice President of Human Resources and approved annually by our Compensation Committee. Adjustments to base salaries for our named executive officers are based on an individual’s performance, promotions, as well as available external compensation surveys and internal pay equity considerations. In making decisions regarding salary adjustments for our named executive officers, our Compensation Committee also draws upon the experience that members of our Board have within our industry. We do not assign a specific weight to any single factor in making decisions regarding base salary adjustments.

For 2015, our Compensation Committee sought to set base salaries for our named executive officers at levels that would result in total cash compensation that is generally at or near the 75th percentile of our peer group. The Compensation Committee also considered the base compensation of executives at similar companies that we compete with for talent. In 2015, the Compensation Committee approved a base salary increase for Messrs. Travers and Lifshatz, Ms. Finato and Mr. Reynolds to make their total cash compensation more in line with the 75th percentile of the market. These increases were effective April 1, 2015.

The following table sets forth the rate of base salary for our named executive officers for fiscal 2015 and 2014 as well as the percentage increase from 2014 to 2015:

Named Executive Officer	2015 Base Salary ($)	2014 Base Salary ($)	% Change
James M. Travers	600,000	550,000	9.1%
Stephen Lifshatz	375,000	350,000	7.1%
Kathleen Finato	285,000	275,000	3.6%
Andrew M. Reynolds	275,000	260,000	5.8%
Jill Ward	400,000	—	N/A

Annual Performance-Based Cash Compensation

Bonus Plan. In 2015, our named executive officers participated in our Senior Executive Cash Incentive Bonus Plan (the “Bonus Plan”). The Bonus Plan provides for the opportunity to earn a cash bonus based upon a combination of corporate performance goals and individual performance objectives established by our Compensation Committee.

Under our Bonus Plan, our Compensation Committee may establish corporate performance goals related to our or any of our subsidiaries’ financial and operational metrics, including the following: revenues; expense levels; cash flow (including, but not limited to, operating cash flow and free cash flow); business development and financing milestones; earnings before interest, taxes, depreciation and amortization; net income (loss) (either before or after interest, taxes, depreciation and/or amortization); changes in the market price of the Company’s ordinary shares; economic value-added; sales or revenue; acquisitions or strategic transactions; operating income (loss); return on capital, assets, equity, or investment; shareholder returns; return on sales; gross or net profit levels; productivity; expense; margins; operating efficiency; customer satisfaction; working capital; earnings (loss) per share of the Company’s ordinary shares; sales or market shares and number of customers, any of which may be measured in absolute terms, as compared to any incremental increase, or as compared to results of a peer group. Our Compensation Committee may also apportion the target award so that a portion of it is tied to attainment of individual performance objectives. The Compensation Committee may also award discretionary bonus to our executive officers under the Bonus Plan.

Each executive officer who is selected to participate in the Bonus Plan has a target bonus opportunity set for a performance period established by the Compensation Committee. For 2015, the performance period was fiscal year 2015. The bonus formulas are adopted at the beginning of each performance period by the Compensation Committee and communicated to each executive. The corporate performance goals are measured at the end of each performance period by our Compensation Committee. If the corporate performance goals and any applicable individual performance objectives are met, payments are made as soon as practicable following the end of the performance period. Subject to the rights contained in any agreement between the executive officer and the Company, under the Bonus Plan an executive officer must be employed by the Company on the last day of the performance period to be eligible to receive a bonus payment.

All of our named executive officers participated in the Bonus Plan in 2015. The corporate performance goals our Compensation Committee used to establish bonus targets for the named executive officers for 2015 were Adjusted EBITDA and revenue, expense savings, and net fleet management subscriptions. We define Adjusted EBITDA as net income (loss) before income taxes, interest income (expense), foreign currency transaction (gain) loss, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle devices owned by customers, amortization of intangible assets, share-based compensation, acquisition-related transaction costs, certain non-recurring litigation and settlement costs, contingent consideration expense, and loss on extinguishment of debt. The Compensation Committee determined the targets for each of these corporate performance goals in consultation with management, based on budgeted figures under our 2015 budget and financial plan. The Compensation Committee established corporate performance goals it believed were necessary to provide a competitive compensation package in light of each named executive officer’s base salary and to motivate our executives to achieve a high level of growth. For all our named executive officers other than Mr. Travers, a portion of the bonus was also based upon the achievement of individual performance objectives related to expense management and performance within their individual areas of responsibility. Each named executive officer was required to achieve over 85% of each corporate performance goal assigned to him or her in order for a bonus to be paid to the executive with respect to that goal. From over 85% to 100% of achievement of each corporate performance goal, a portion of the bonus was earned based upon a straight-line interpolation—up to 100% with an opportunity to earn an additional 2% for every 1% achieved over 100%. There is no maximum bonus for 2015.

Target Bonuses. As with our base salaries, the target annual cash incentive bonus opportunities (generally expressed as a percentage of base salary) for our named executive officers were established initially through arms-length negotiations at the time the individual was hired, taking into account any available external compensation data and internal pay equity considerations, as well as the individual’s qualifications and experience. Adjustments to annual incentive compensation targets are based upon the individual’s performance, as well as available external compensation market data and internal pay equity considerations. Along with base salaries, annual incentive compensation targets for named executive officers are reviewed and approved annually by the Compensation Committee. In making decisions regarding adjustments to annual incentive compensation targets, our Compensation Committee also draws upon the experience that members of our Board have within our industry.

We do not assign a specific weight to any single factor in making decisions regarding adjustments to annual incentive compensation targets. For 2015, our Compensation Committee sought to set annual incentive compensation targets for our named executive officers at levels that would result in total cash compensation that is generally at or near the 75th percentile of our peer group. The Compensation Committee also considered the incentive compensation for executives at similar companies with which we compete for executive talent. In April 2015, the Compensation Committee approved annual incentive targets for each of our named executive officers and, in doing so, sought to make their total cash compensation competitive with those of similarly situated executives in our peer group or similar companies. These incentive targets were also based on the individual’s overall performance and the growth of our Company.

The following table sets forth the annual incentive compensation targets for our named executive officers under our Bonus Plan for fiscal 2015 and 2014 as well as the percentage change from 2014 to 2015:

Named Executive Officer	2015 Target Bonus ($)		2015 Target Bonus (% of base salary)	2014 Target Bonus (% of base salary)	% Change
James M. Travers	600,000		100.0%	100.0%	—
Stephen Lifshatz	250,000		66.7%	71.4%	(4.7)%
Kathleen Finato	171,000		60.0%	58.2%	1.8%
Andrew M. Reynolds	165,000		60.0%	57.7%	2.3%
Jill Ward	306,850	(1)	—	N/A	N/A

(1)	Ms. Ward’s 2015 bonus of $306,850 was contractually committed pursuant to the terms of her employment agreement dated as of April 6, 2015.

Achievement of the individual corporate performance goals in 2015 under the Bonus Plan was based on performance for the fiscal year 2015 and the results measured as of December 31, 2015 (see table below). These performance objectives should not be interpreted as a prediction of how we will perform in future periods. As described above, the purpose of these objectives was to establish a method for determining the payment of performance based cash compensation. You are cautioned not to rely on these performance goals as a prediction of future performance.

Bonus Objective	Target	Actual	% Attainment
	(in thousands)
Revenue(1)	$289,557	$280,276	96.8%
Adjusted EBITDA(1)	$93,180	$96,894	104.0%
Net Fleet Management Subscriptions obtained from Tier 1 – 3 Leads	66,025	61,483	93.1%
Net Field Services Subscriptions obtained from Tier 1 – 3 Leads	17,800	11,603	65.2%

(1)	Revenue and Adjusted EBITDA bonus objective targets do not include any M&A activity.

Mr. Travers’ bonus for 2015 was based 50% on Adjusted EBITDA and 50% on revenue.

Mr. Lifshatz’ bonus for 2015 was based 45% on Adjusted EBITDA, 45% on revenue, and 10% on individual performance objectives. The Compensation Committee determined to award Mr. Lifshatz an additional discretionary bonus of $50,000 based on improvements in expenses.

Ms. Finato’s bonus for 2015 was based 45% on revenue, 45% on Net Fleet Management subscriptions and Net Field Services subscriptions obtained from tier 1-3 leads, and 10% on individual performance objectives. Tier 1-3 leads represent a portion of the total marketing leads used to drive net new business.

Mr. Reynolds’ bonus for 2015 was based 45% on Adjusted EBITDA, 45% on revenue, and 10% on individual performance objectives.

Ms. Ward’s bonus for 2015 was $306,850, which was a contractually guaranteed amount for 2015 pursuant to the terms of her employment agreement with the Company.

Following the end of each year, or such other appropriate time as the Compensation Committee determines, the Compensation Committee reviews our actual results against the performance objectives and determines the amount of bonus to be paid under the Bonus Plan as a whole. In 2015, the Company achieved 96.8% of its Revenue performance goal, 104.0% of its Adjusted EBITDA performance goal, 93.1% of its Net Fleet Management subscriptions obtained from tier 1 – 3 marketing leads performance goal and 65.2% of its Net Field Services subscriptions obtained from tier 1 – 3 marketing leads performance goal. These numbers do not reflect the Company’s total net subscriptions for 2015. Based on achievement of the corporate performance goals and, if applicable, their respective individual performance goals, the Compensation Committee determined that each of the named executive officers earned the following performance bonuses in 2015: Mr. Travers earned $235,895 based upon achievement of the Company’s revenue target and $315,540 based upon achievement of the Company’s Adjusted EBITDA target; Mr. Lifshatz earned $88,461 based upon achievement of the Company’s revenue target, $118,327 based upon achievement of the Company’s Adjusted EBITDA target, and $25,000 for achievement of his individual performance objectives; Ms. Finato earned $60,507 based upon achievement of the Company’s revenue target, $34,946 based upon achievement of the Net Fleet Management subscriptions and Net Field Services subscriptions obtained from tier 1-3 leads targets, and $17,100 for achievement of her individual performance objectives; Mr. Reynolds earned $58,384 based upon achievement of the Company’s revenue target, $77,840 based upon achievement of the Company’s Adjusted EBITDA target, and $16,500 for achievement of his individual performance objectives. Ms. Ward’s bonus of $306,850 was guaranteed for 2015, based on the terms of her employment agreement. In addition, the Compensation Committee determined to award a discretionary bonus of $50,000 to Mr. Lifshatz for achievement of expense improvements.

Long-Term Equity Incentive Compensation

Our named executive officers are eligible to receive long-term equity-based incentive awards, which are intended to align the interests of our named executive officers with the interests of our shareholders, to encourage the retention of our employees and executive officers, and to emphasize and reinforce our focus on team success. Prior to our initial public offering, we offered our executives and key employees stock options, subject to vesting based on continued employment. Since our initial public offering, our long-term equity-based incentive compensation awards have been made in the form of restricted stock units subject to vesting based on continued employment or performance-based restricted stock units, which vest based on the achievement of specified performance metrics and based on continued employment. We believe that stock options and restricted stock units, including performance-based restricted stock units, are effective tools for meeting our compensation goal of increasing long-term shareholder value. Because the value of restricted stock units is based on the price of our ordinary shares when the restricted stock units vest, we believe that restricted stock units provide meaningful incentives to employees to achieve increases in the value of our stock over time, and because performance-based restricted stock units reward the executive for achievement of Company-wide and individual performance goals, performance-based restricted stock units provide incentives to increase the value of our stock over the specified measurement period, and the time-based vesting encourages the retention of the executive who has achieved the performance metric applicable to the restricted stock unit award.

All equity awards granted to our named executive officers are approved by the Compensation Committee. Each named executive officer received an initial grant of stock options and/or restricted stock units in connection with the commencement of his or her employment. Our named executive officers and other key employees are also eligible to receive additional grants or awards from time to time. In determining the size of an award to a named executive officer, the Compensation Committee takes into account each named executive officer’s individual performance, the Company’s financial performance, internal pay equity considerations, and the value of existing long-term awards held by the named executive officer. The Compensation Committee may also perform a subjective, qualitative review of the each named executive officer’s contribution to the success of the business. Although we do not have a set program for the award of these additional grants or awards, the Compensation Committee generally considers long-term equity incentive awards for our named executive officers on an annual basis. Our Compensation Committee retains discretion to make equity awards to employees at any time. In an effort to understand and consider best practices, the Compensation Committee has sought information regarding the details of equity based programs from peer and other companies through Compensia, our independent compensation consultant.

Restricted stock unit and performance-based restricted stock unit awards to our named executive officers typically vest over four years, with 25% vesting on the first anniversary of the vesting start date, and the remainder vesting quarterly or annually over the remaining three years. Performance-based restricted stock units are subject to the same vesting schedules, for that portion of the award which is earned based on the performance targets set forth in the grant agreement governing the award. We believe that time-based vesting schedules encourage long-term employment with our Company, while allowing our executives to realize compensation in line with the value they achieve for our shareholders.

In April 2015, Mr. Travers was awarded 53,917 restricted stock units and 53,917 performance-based restricted stock units. In February 2015, Mr. Lifshatz was awarded 35,000 restricted stock units and 35,000 performance-based restricted stock units, Ms. Finato was awarded 15,000 restricted stock units and 15,000 performance-based restricted stock units, and Mr. Reynolds was awarded 12,500 restricted stock units and 12,500 performance-based restricted stock units. These awards were each granted in recognition of the named executive officers’ critical role and contribution to our Company. In April 2015, Ms. Ward was awarded 75,000 restricted stock units and 75,000 performance-based restricted stock units in connection with the commencement of her employment with us. Each of the restricted stock units awards vests over four years, with 25% vesting on the one-year anniversary of the vesting commencement date and the remainder vesting in three equal annual installments thereafter. Each performance-based restricted stock unit award is subject to the achievement of at least 85% of Company performance targets and vesting over four years, with 25% of the earned portion of the award vesting on the first anniversary of the vesting start date, and the remainder vesting in three equal annual installments thereafter. The criteria for attainment of performance-based restricted stock units for each named executive officer is 50% based on Adjusted EBITDA and 50% based on revenue. For 2015, each named executive officer must achieve at least 85% of the applicable performance target in order to earn any performance-based restricted stock units with respect to that goal. For achievement of the performance goals at between 85% to 90% of target, the named executive officer earns up to 25% of the target performance-based restricted stock units assigned to that goal based on a straight-line interpolation between 85% and 90%, for achievement of the performance goals at between 90% and 95% achievement target, the named executive officer will earn up to an additional 70% of the target performance-based restricted stock units assigned to that goal based on a straight-line interpolation between 90% and 95%, and for achievement of the performance goals at between 95% and 100% of target, the named executive officer will earn up to an additional 5% of the target performance-based restricted stock awards assigned to that goal based on a straight-line interpolation between 95% and 100%. There is no opportunity for achievement of performance-based restricted stock units above 100% of the granted amount.

Corporate Performance Goal	Target ($)	Actual ($)	% Attainment	Travers PSUs Earned	Lifshatz PSUs Earned	Finato PSUs Earned	Reynolds PSUs Earned	Ward PSUs Earned
	(dollars in thousands)
Revenue	289,557	280,276	96.8%	26,095	16,939	7,260	6,050	36,298
Adjusted EBITDA	93,180	96,894	104.0%	26,958	17,500	7,500	6,250	37,500

(1)	Revenue and Adjusted EBITDA corporate performance goal targets and the actuals noted in the table above exclude the financial results of companies acquired in 2015.

Severance and Change in Control Benefits

We have entered into employment agreements with each of our named executive officers. Our employment agreements with our named executive officers contain provisions for severance benefits upon the termination of employment by the Company other than for cause or by the employee for good reason, including for termination following a change in control. We provide these severance and change in control benefits to promote retention and to ease the consequences of an unexpected termination of employment. The arrangements are also intended to preserve morale and productivity in the face of the potentially disruptive impact of a change in control. These benefits allow our named executive officers to focus on the value of strategic initiatives to shareholders without concern for their own continued employment, as each of their offices is at heightened risk of turnover in the event of a change in control.

Please refer to the discussion below under “—Employment Agreements; Potential Payments upon Termination or Change in Control” for a more detailed discussion of our severance and change in control benefits.

Employee Benefits

Our named executive officers are eligible for the same benefits offered to our employees generally. These include participation in a tax-qualified 401(k) plan with a matching contribution feature and group health, dental, life and disability insurance plans. The type and extent of benefits offered are intended to be competitive within our industry.

Pension Benefits

We do not offer any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not offer any nonqualified deferred compensation plans.

Other Compensation Practices and Policies

Perquisites and Personal Benefits. As noted above, our named executive officers are eligible for the same benefits as those offered to full-time employees in the country in which such executive is employed. In 2015, the Company paid the entire group health, dental, and vision insurance plan premiums for Messrs. Travers, Lifshatz and Reynolds. The Company discontinued this practice in 2016.

Equity Award Grant Policy. We have an equity award grant policy that formalizes our process for granting equity-based awards to our executive officers and other employees. Under our equity award grant policy, all awards must be approved by our Board of Directors or Compensation Committee (subject to the delegation process described below). The number of shares for all restricted stock unit awards that are denominated in dollars is calculated based on the closing market price on the grant date. Stock options are granted with an exercise price that is not less than the fair market value of our shares, calculated based on the closing market price on the grant date. Awards generally are considered at the regular meetings of the Compensation Committee, except for awards for which the Compensation Committee has delegated approval authority to our Chief Executive Officer as described below.

Our Compensation Committee has delegated authority to our Chief Executive Officer to make equity awards to individuals eligible to receive awards in accordance with our Amended and Restated 2011 Stock Option and Incentive Plan, or 2011 Plan, other than to our executive officers, vice presidents and other employees who are subject to Section 162(m) of the Internal Revenue Code of 1986. Such equity awards may be granted no more than once per month and are limited to 1,250,000 shares per year in the aggregate and 10,000 shares per grant. All equity awards in excess of such limitations, and any changes to equity awards previously made by our CEO, require the approval of our Compensation Committee or Board of Directors.

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

Accounting for Stock-Based Compensation. We follow Financial Accounting Standard Board, Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC 718”), for our stock-based compensation awards to employees. ASC 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock awards and restricted stock unit awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from these awards. ASC 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their statements of operations over the period that an executive officer is required to render service in exchange for the option or other award. Our compensation may consider the impact of ASC 718 when granting equity-based awards.

Tabular Disclosure Regarding Executive Compensation

The following tables provide information regarding the compensation awarded to or earned during our fiscal years ended December 31, 2015, 2014, and 2013 by our named executive officers:

Summary Compensation Table—2015

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards[1] ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation[2] ($)	Total ($)
James M. Travers	2015	584,584	(3)	—	4,899,977	—	551,435	16,501	6,052,497
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	2014	536,346	(4)	—	2,346,750	—	582,095	20,558	3,485,749
	2013	496,538		—	$2,788,100	—	619,560	14,585	3,918,783

Stephen Lifshatz	2015	368,077		50,000	2,721,600	—	231,788	16,501	3,387,966
Chief Financial Officer (Principal Financial Officer)	2014	350,000		—	938,700	—	271,253	20,558	1,580,511
	2013	340,385		—	1,792,350	—	296,720	14,585	2,444,040

Kathleen Finato(5)	2015	282,231		—	1,166,400	—	112,553	18,911	1,580,095
Chief Marketing Officer	2014	275,000		—	625,800	—	160,000	10,706	1,071,506
	2013	126,923		—	2,472,500	—	95,264	—	2,694,687

Andrew M. Reynolds	2015	270,846		—	972,000	—	152,724	29,640	1,425,210
Senior Vice President, Global Business Development	2014	260,000		—	625,800	—	155,252	16,126	1,057,178
	2013	258,076		—	398,300	—	165,378	14,585	836,339

Jill Ward(6)	2015	284,615		—	6,555,000	—	306,850	5,211	7,151,676
President and Chief Operating Officer

(1)	The value of the awards has been computed in accordance with ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 26, 2016. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal year 2015. The value as of the grant date for stock options and restricted stock awards is recognized over the number of days of service required for the grant to become vested. A portion of the amounts reported under the “Stock Awards” column represent performance-based awards whose performance targets were met as of December 31, 2015. In the case of performance-based restricted stock units, the fair value is reported for the probable outcome, which for this purpose is estimated as 100% achievement.
(2)	For 2015, the amount reported includes the value of employer-provided health and welfare benefit. For Messrs. Travers, Lifshatz and Reynolds and Ms. Finato, the amount reported for 2015 includes a discretionary match of $4,000 approved by the Board for 401(k) contributions in 2015.

(3)	Includes €40,259 paid to Mr. Travers in Ireland which is the portion the Company allocated to his service on the Board, representing $55,930 based on a conversion rate of 1.389258, which was the exchange rate to U.S. dollars as of April 14, 2014 as published by the Central Bank of Ireland.
(4)	Includes €41,389 paid to Mr. Travers in Ireland which is the portion the Company allocated to his service on the Board, representing $57,500 based on a conversion rate of 1.389258, which was the exchange rate to U.S. dollars as of April 14, 2014 as published by the Central Bank of Ireland.
(5)	Ms. Finato’s 2013 base salary was based on her hire date of July 8, 2013, and her bonus was pro-rated based on her start date as well.
(6)	Ms. Ward’s 2015 base salary was based on her hire date of April 6, 2015 and her bonus was a guaranteed fixed amount for 2015 pursuant to the terms of her employment agreement with the Company.

Grants of Plan-Based Awards—2015

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards(1) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James M. Travers	4/16/2015	—	600,000	—	—	53,917	53,917	53,917	4,899,977
Stephen Lifshatz	2/20/2015	—	250,000	—	—	35,000	35,000	35,000	2,721,600
Kathleen Finato	2/20/2015	—	171,000	—	—	15,000	15,000	15,000	1,166,400
Andrew M. Reynolds	2/20/2015	—	165,000	—	—	12,500	12,500	12,500	972,000
Jill Ward	4/6/2015	—	306,850	—	—	75,000	75,000	75,000	6,555,000

(1)	The value of the awards has been computed in accordance with ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are set forth in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 26, 2016. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal year 2015. In the case of performance-based restricted stock units, the fair value is reported for the probable outcome, which for this purpose is estimated as 100% achievement.

Outstanding Equity Awards at December 31, 2015

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2015.

Outstanding Equity Awards at 2015 Fiscal Year End

		Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (8) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James M. Travers	12/28/2010	217,083	—	—	3.075	12/28/2017	—		—	—	—
	5/1/2013	—	—	—	—	—	61,250	(3)	3,110,888	—	—
	4/24/2014	—	—	—	—	—	53,269	(4)	2,705,533	—	—
	4/16/2015	—	—	—	—	—	106,970	(6)	5,433,006	—	—
Stephen Lifshatz	12/28/2010	16,530	—	—	3.075	12/28/2017	—		—	—	—
	5/1/2013	—	—	—	—	—	39,375	(3)	1,999,856	—	—
	4/24/2014	—	—	—	—	—	21,307	(4)	1,082,183	—	—
	2/20/2015	—	—	—	—	—	69,439	(5)	3,526,807	—	—
Kathleen Finato	9/2/2013	—	—	—	—	—	21,250	(2)	1,079,288	—	—
	4/24/2014	—	—	—	—	—	6,705	(4)	340,547	—	—
	2/20/2015	—	—	—	—	—	29,760	(5)	1,511,510	—	—
Andrew M. Reynolds	5/1/2013	—	—	—	—	—	8,750	(3)	444,413	—	—
	4/24/2014	—	—	—	—	—	14,205	(4)	721,472	—	—
	2/20/2015	—	—	—	—	—	24,800	(6)	1,259,592	—	—
Jill Ward	4/6/2015	—	—	—	—	—	148,798	(7)	7,557,450	—	—

(1)	These stock options vest over four years from date of grant, at the rate of 25% on the first anniversary and 25% on each anniversary thereafter.
(2)	These restricted stock unit awards were granted on September 2, 2013 and are subject to vesting restrictions that lapse over four years, 25% on September 2, 2014 and 25% on each of the next three years thereafter.
(3)	These restricted stock unit awards were granted on May 1, 2013 and are subject to vesting restrictions that lapse over four years, 25% on March 15, 2014 and 25% on each of the next three years thereafter.
(4)	These restricted stock unit awards were granted on April 24, 2014 and are subject to vesting restrictions on disposition that lapse over four years, 25% on March 2, 2015 and 25% on each of the next three years thereafter.
(5)	These restricted stock unit awards were granted on February 20, 2015 and are subject to vesting restrictions that lapse over four years, 25% on March 1, 2016 and 25% on each of the next three years thereafter.
(6)	These restricted stock unit awards were granted on April 16, 2015 and are subject to vesting restrictions that lapse over four years, 25% on March 1, 2016 and 25% on each of the next three years thereafter.
(7)	These restricted stock unit awards were granted on April 6, 2015 and are subject to vesting restrictions that lapse over four years, 25% on April 6, 2016 and 25% on each of the next three years thereafter.
(8)	Determined based on the Company’s closing stock price of $50.79 on December 31, 2015.

Option Exercises and Stock Vested—2015

The following table provides information regarding the number of stock options exercised and restricted stock units that vested in the year ended December 31, 2015 under our equity incentive plans and the corresponding amounts realized by the named executive officers. The value realized on exercise for stock option awards is calculated as the difference between the closing price of our ordinary shares on the NYSE on the exercise date and the exercise price of the applicable stock option award. The value realized on vesting for restricted stock units is calculated as the product of the number of shares subject to the restricted stock units that vested and the closing price of our ordinary shares on the NYSE on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James M. Travers	39,583	1,509,498	48,382	2,074,454
Stephen Lifshatz	119,806	5,624,588	26,790	1,157,315
Kathleen Finato	—	—	12,860	563,819
Andrew M. Reynolds	65,243	2,247,571	9,110	386,194
Jill Ward	—	—	—	—

Employment Agreements; Potential Payments upon Termination or Change in Control

Pursuant to employment agreements entered into with each of our named executive officers at the start of their employment with the Company and as amended, upon a change of control of our Company, each is entitled to certain severance and change of control benefits as follows:

James M. Travers. Mr. Travers currently receives a base salary of $600,000 which is subject to annual review and upward adjustment at the discretion of the Compensation Committee. Mr. Travers is also eligible for an annual performance bonus of up to 100% of his base salary (at target performance).

We entered into an employment agreement with Mr. Travers with an effective date as of January 1, 2013 and a term ending January 1, 2015. On April 17, 2015 we entered into a new employment agreement with Mr. Travers which contained substantially the same terms as the prior employment agreement, except that the new agreement is for an indefinite term. Mr. Travers’ employment agreement provides that if, prior to a change of control (as defined in the employment agreement) or after six months following a change of control, his employment is terminated without cause (as defined in the employment agreement) or he resigns his employment with us for good reason (as defined in the employment agreement), Mr. Travers will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for a period of 12 months from the date of such termination, which we refer to as the severance period, as well as a pro-rated annual bonus for the year in which the termination occurs based on achievement of the applicable corporate and personal performance metrics as of his termination date. His severance also includes payment of the employer portion of the premiums for health, dental and vision coverage for Mr. Travers during the severance period to the same extent as if he had remained employed through the severance period. If, within six months following a change of control, we terminate Mr. Travers’ employment with us without cause or Mr. Travers resigns from such employment for good reason, he will be entitled to (i) a lump sum payment equal to his annual base salary at the level in effect immediately prior to his termination date over the severance period plus a pro-rated portion of his annual target bonus based on achievement of then applicable corporate and personal performance metrics as of his termination date, (ii) accelerated vesting of 100% of his outstanding equity awards and (iii) a cash payment equal to the number of months in the severance period multiplied by the amount of the monthly employer contribution that the Company would have made to provide Mr. Travers with health, dental and vision insurance during the severance period. In the event that Mr. Travers’ employment terminates due to his death or disability, he is entitled to accelerated vesting of the number of shares underlying his equity awards that would have vested had he remained employed through the one-year anniversary of the termination date. Payment of this severance and receipt of these benefits are conditioned upon execution and effectiveness of a release agreement in favor of the Company and related persons and Mr. Travers’ compliance with the terms of his Non-Competition Agreement. If Mr. Travers voluntarily terminates his employment with us (except for resignation for good reason) or we terminate his employment with us for cause, then all vesting will terminate immediately with respect to Mr. Travers’ outstanding equity awards and all compensation payments by us to Mr. Travers under the employment agreement will terminate immediately (except as to amounts already earned).

Stephen Lifshatz. Mr. Lifshatz currently receives a base salary of $380,727 which is subject to review and adjustment by us. Mr. Lifshatz is also eligible for an annual performance bonus of up to $250,000 (at target performance). Mr. Lifshatz’ employment agreement provides that if, prior to or absent a change of control (as defined in the employment agreement), we terminate his employment without cause (as defined in the employment agreement) or Mr. Lifshatz resigns his employment with us for good reason (as defined in the employment agreement), he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months from the date of such termination and Company-paid coverage for Mr. Lifshatz and his eligible dependents under the applicable benefits plans for 12 months following such termination. Upon a change of control, 50% of any outstanding stock options not yet vested shall become immediately vested. If, within six months of a change of control, we terminate Mr. Lifshatz’ employment with us without cause or Mr. Lifshatz resigns from such employment for good reason, he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months and Company-paid coverage for Mr. Lifshatz and his eligible dependents under the applicable benefit plans for 12 months following such termination and 100% of any outstanding stock options not yet vested shall become immediately vested upon Mr. Lifshatz’ date of termination or resignation. Payment of this severance and receipt of these benefits are conditioned upon Mr. Lifshatz’ compliance with the terms of his Non-Competition Agreement. If Mr. Lifshatz voluntarily terminates his employment with us (except upon resignation for good reason) or we terminate his employment with us for cause, Mr. Lifshatz will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to his outstanding options not yet vested and all compensation payments by us to Mr. Lifshatz under the employment agreement will terminate immediately (except as to amounts already earned). If Mr. Lifshatz’ employment with us terminates due to his death or disability, Mr. Lifshatz will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Mr. Lifshatz under his employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of shares of stock options that have vested as of the date of such termination, a number of shares of stock options will vest equal to the number of shares of stock options that would have otherwise vested if Mr. Lifshatz had remained employed with us through the anniversary of the effective date of his employment agreement that immediately follows the date of such termination.

Kathleen Finato. Ms. Finato currently receives a base salary of $285,000 which is subject to review and adjustment by us. Ms. Finato is also eligible for an annual performance bonus of $171,000 (at target performance).

Ms. Finato’s employment agreement provides that if, prior to or absent a change of control (as defined in the employment agreement), we terminate her employment without cause (as defined in the employment agreement) or Ms. Finato resigns her employment with us for good reason (as defined in the employment agreement), she will be entitled to severance pay at a rate equal to her base salary rate, as then in effect, for six months from the date of such termination and the Company will continue to pay the employer contribution toward Ms. Finato’s and her eligible dependents’ participation in the applicable benefits plans for a period of six months following such termination. If, within six months of a change of control, we terminate Ms. Finato’s employment with us without cause or Ms. Finato resigns from such employment for good reason, she will be entitled to severance pay at a rate equal to her base salary rate, as then in effect, for six months and the Company will continue to pay the employer contribution toward Ms. Finato’s and her eligible dependents’ participation in the applicable benefits plans for a period of six months following such termination and 100% of any outstanding restricted stock units not yet vested shall become immediately vested upon Ms. Finato’s date of termination or resignation. Payment of this severance and receipt of these benefits are conditioned upon Ms. Finato’s compliance with the terms of her Non-Competition Agreement. If Ms. Finato voluntarily terminates her employment with us (except upon resignation for good reason) or we terminate her employment with us for cause, Ms. Finato will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to her outstanding equity awards not yet vested and all compensation payments by us to Ms. Finato under the employment agreement will terminate immediately (except as to amounts already earned). If Ms. Finato’s employment with us terminates due to her death or disability, Ms. Finato will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Ms. Finato under her employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of shares that have vested as of the date of such termination, a number of shares will vest equal to the number of shares that would have otherwise vested if Ms. Finato had remained employed with us for six months from the date of termination.

Andrew M. Reynolds. Mr. Reynolds currently receives a base salary of $290,102 which is subject to review and adjustment by us. Mr. Reynolds is also eligible for an annual performance bonus of $165,000 (at target performance). Mr. Reynolds’ employment agreement provides that if, prior to or absent a change of control (as defined in the employment agreement), we terminate his employment without cause (as defined in the employment agreement) or Mr. Reynolds resigns his employment with us for good reason (as defined in the employment agreement), he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for six months from the date of such termination and Company-paid coverage for Mr. Reynolds and his eligible dependents under the applicable benefits plans for six months following such termination. If, within six months of a change of control, we terminate Mr. Reynolds’ employment with us without cause or Mr. Reynolds resigns from such employment for good reason, he will be entitled to severance pay at a rate equal to his base salary rate, as then in effect, for 12 months and Company-paid coverage for Mr. Reynolds and his eligible dependents under the applicable benefit plans for 12 months following such termination and 100% of any outstanding stock options not yet vested shall become immediately vested upon Mr. Reynolds’ date of termination or resignation. Payment of this severance and receipt of these benefits are conditioned upon Mr. Reynolds’ compliance with the terms of his Non-Competition Agreement. If Mr. Reynolds voluntarily terminates his employment with us (except upon resignation for good reason) or we terminate his employment with us for cause, Mr. Reynolds will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to his outstanding stock options not yet vested and all compensation payments by us to Mr. Reynolds under the employment agreement will terminate immediately (except as to amounts already earned). If Mr. Reynolds’ employment with us terminates due to his death or disability, Mr. Reynolds will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all compensation payments by us to Mr. Reynolds under his employment agreement will terminate immediately (except as to amounts already earned) and, in addition to the number of shares of stock options that have vested as of the date of such termination, a number of shares of stock options will vest equal to the number of shares of stock options that would have otherwise vested if Mr. Reynolds had remained employed with us through the six-month anniversary of the effective date of his employment agreement that immediately follows the date of termination.

Jill Ward. We entered into an employment agreement with Ms. Ward with an effective date of April 6, 2015 (her hire date). Ms. Ward currently receives a base salary of $500,000 which is subject to annual review and upward adjustment at the discretion of the Compensation Committee. Commencing in 2016, Ms. Ward is also eligible for an annual performance bonus of up to 100% of her base salary.

Ms. Ward’s employment agreement provides that if, prior to, change of control (as defined in the employment agreement) or after six months following a change of control, we terminate her employment without cause (as defined in the employment agreement) or Ms. Ward resigns her employment with us for good reason (as defined in the employment agreement and which includes failure to increase Ms. Ward’s base salary by at least 25% on or before the first anniversary of her start date), she will be entitled to severance pay at a rate equal to her base salary rate, as then in effect, for a period of 12 months from the date of such termination, which we refer to as the severance period, as well as a pro-rated annual bonus for the year in which the termination occurs based on achievement of the applicable corporate and personal performance metrics as of her termination date. Her severance also includes payment of the employer portion of the premiums for health, dental and vision coverage for Ms. Ward during the severance period to the same extent as if she had remained employed through the severance period. In addition, if the date of termination occurs prior to the one-year anniversary of the effective date of her employment agreement, 25% of any outstanding unvested equity awards shall become immediately vested on the termination date. If, within six months of a change of control, we terminate Ms. Ward’s employment with us without cause or Ms. Ward resigns from such employment for good reason, she will be entitled to (i) a lump sum payment equal to her annual base salary at the level in effect immediately prior to her termination date over the severance period plus a pro-rated portion of her annual target bonus based on achievement of then applicable corporate and personal performance metrics as of her termination date, (ii) accelerated vesting of 100% of her outstanding equity awards and (iii) a cash payment equal to the number of months in the severance period multiplied by the amount of the monthly employer contribution that the Company would have made to provide Ms. Ward with health, dental and vision insurance during the severance period. In the event that Ms. Ward’s employment terminates due to her death or disability, she is entitled to accelerated vesting of the number of shares underlying her equity awards that would have vested had she remained employed through the one-year anniversary of the termination date. Payment of this severance and receipt of these benefits are conditioned upon execution and effectiveness of a release agreement in favor of the Company and related persons and. Ms. Ward’s compliance with the terms of her Non-Competition Agreement. If Ms. Ward voluntarily terminates her employment with us (except upon resignation for good reason) or we terminate her employment with us for cause, Ms. Ward will only be eligible for severance benefits in accordance with our established policies, if any, then in effect and all vesting will terminate immediately with respect to her outstanding equity awards not yet vested and all compensation payments by us to Ms. Ward under the employment agreement will terminate immediately (except as to amounts already earned).

The information below describes certain compensation that would have become payable under existing plans and contractual arrangements assuming a triggering event had occurred on December 31, 2015, based on the closing market price of our ordinary shares on that date of $50.79 per share. There can be no assurance that an actual triggering event would produce the same or similar results as those estimated if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential benefits and payments is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

The following sets forth the estimated value of the potential payments to each named executive officer, assuming the executive’s employment had terminated on December 31, 2015 and/or that a change in control had also occurred on that date. These figures are based on the equity agreements and employment agreements in effect on December 31, 2015.

Name	Benefit	Voluntary Termination Without Good Reason / Retirement ($)	Involuntary Termination Without Cause / Voluntary Termination for Good Reason ($)	Termination for Cause ($)	Termination upon Death / upon Disability ($)	Termination Within Six Months After a Change of Control ($)
James M. Travers	Severance	—	600,000	—	—	600,000
	Pro Rata Bonus		551,435		551,435	551,435
	Equity Acceleration	—	—	—	3,815,497	11,249,426
	Health Care Benefits	—	21,764	—	—	21,764
	Vacation Payout	4,604	4,604	4,604	4,604	4,604

	Total	4,604	1,177,803	4,604	4,371,536	12,427,229

Stephen Lifshatz	Severance	—	375,000	—	—	375,000
	Pro Rata Bonus		281,788		281,788	281,788
	Equity Acceleration	—	—	—	2,242,379	6,608,846
	Health Care Benefits	—	21,764	—	—	21,764
	Vacation Payout	28,839	28,839	28,839	28,839	28,839

	Total	4,604	707,391	4,604	2,553,006	7,316,237

Kathleen Finato	Severance	—	142,500	—	—	142,500
	Pro Rata Bonus		112,553		112,553	112,553
	Equity Acceleration	—	—	—	1,031,037	2,931,345
	Health Care Benefits	—	6,198	—	—	6,198
	Vacation Payout	5,475	5,475	5,475	5,475	5,475

	Total	5,475	266,726	5,475	1,149,065	3,198,071

Andrew M. Reynolds	Severance	—	137,500	—	—	275,000
	Pro Rata Bonus		152,724		152,724	152,724
	Equity Acceleration	—	—	—	777,595	2,425,476
	Health Care Benefits	—	10,882	—	—	21,764
	Vacation Payout	14,802	14,802	14,802	14,802	14,802

	Total	14,802	315,908	14,802	945,121	2,889,766

Jill Ward	Severance	—	400,000	—	—	400,000
	Pro Rata Bonus		306,850	—	306,850	306,850
	Equity Acceleration	—	—	—	1,889,388	7,557,450
	Health Care Benefits	—	6,449	—	—	6,449
	Vacation Payout	22,648	22,648	22,648	22,648	22,648

	Total	22,648	735,947	22,648	2,218,886	8,293,397

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to the securities authorized for issuance to our employees and directors under our equity compensation plans, consisting of the 2004 Share Option Plan, or the 2004 Plan, and the 2011 Stock Option and Incentive Plan, or the 2011 Plan. All of our equity compensation plans were adopted with the approval of our shareholders.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:	2,562,592	(1)	$31.83	3,318,786	(2)
Equity compensation plans not approved by security holders:	—		—	—

(1)	Includes 362,940 ordinary shares issuable upon the exercise of outstanding options and 2,199,652 ordinary shares issuable upon the vesting of restricted stock units.
(2)	Includes 310,545 ordinary shares available for grants under the Company’s 2012 Employee Share Purchase Plan.

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

2011 Plan. In 2011, our Board adopted the 2011 Plan which was approved by our shareholders in September 2011. Our shareholders approved the amended and restated 2011 share option and incentive plan in August 2013. Our 2011 Plan provides us flexibility to use various equity-based incentive and other awards as compensation tools to motivate our workforce. These tools include options, restricted stock units and cash awards. Following the closing of our initial public offering, we grant awards to eligible participants only under the 2011 Plan.

2012 Employee Share Purchase Plan

In September 2012, our Board adopted and our shareholders approved the 2012 Employee Share Purchase Plan. Employees of certain of our subsidiaries in Ireland, the United Kingdom, Australia, Italy, France, the Netherlands and the United States who we have employed for at least 30 days and whose customary employment is for more than 20 hours a week are eligible to participate in the 2012 Employee Share Purchase Plan. Any employee who owns 5% or more of the voting power or value of ordinary shares is not eligible to purchase shares under the 2012 Employee Share Purchase Plan.

401(k) Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all eligible employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board. Our Board approved a 401(k) match effective for salary deferral contributions made after January 1, 2014.

Director Compensation

We adopted a non-employee compensation policy that became effective in 2012 and that was amended in 2013. In 2015, following a non-employee director compensation study conducted by Compensia, our independent compensation consultant, our Board further amended our non-employee director compensation policy to provide that, on initial election to the Board, a new director will be granted a number of restricted stock units with a fair market value on the grant date of $440,000 based on the price of shares on the New York Stock Exchange as of market close on the grant date. The initial grant vests annually over two years from the vesting start date. In addition, on the first anniversary of a director’s initial election to the Board, each director will be granted a number of restricted stock units with a fair market value on the grant date of $260,000 based on the price of shares on the New York Stock Exchange as of market close on the grant date, pro-rated to take into account the number of months until the next annual general meeting of shareholders of the Company. At each such annual general meeting, each director will be granted a number of restricted stock units with a fair market value on the grant date of the full amount of $260,000 based on the price of shares on the New York Stock Exchange as of market close on the grant date. The first anniversary grant and each subsequent anniversary grant vests in full on the first anniversary of the vesting start date. The vesting on these restricted stock unit grants will cease if the director resigns from our Board or otherwise ceases to serve as director unless the Board determines that the circumstances warrant continuation of vesting.

In addition, pursuant to our non-employee director compensation policy, directors receive cash compensation, as follows: each non-employee director receives $35,000 annually for general availability and participation in meetings and conference calls of our Board. Additionally, the Audit Committee chairperson receives $20,000 annually, each Audit Committee member receives $9,000 annually, the Compensation Committee chairperson receives $12,000 annually, each Compensation Committee member receives $5,000 annually, the Nominating and Corporate Governance Committee chairperson receives $8,000 annually and each Nominating and Corporate Governance Committee member receives $4,000 annually. In addition, our lead director receives $20,000 annually. All fees in cash are paid on a quarterly basis. Fees are pro-rated for quarters during which a director serves only a portion of the quarter.

The following table provides information regarding compensation paid to our non-employee directors during the year ended December 31, 2015. During the year ended December 31, 2015, one director, Mr. Travers, our President, Chief Executive Officer and Chairman of the Board, was an employee. Mr. Travers’ compensation is discussed in the section titled “Executive Compensation” and reported in the “Summary Compensation table—2015” above.

2015 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)		Total ($)
Jack Noonan	84,000	519,956	(2)	603,956
Andrew G. Flett	49,000	519,956	(3)	568,956
James F. Kelliher	64,000	519,956	(4)	583,956
Liam Young	48,000	519,956	(5)	567,956
Vincent R. De Palma	39,000	519,956	(6)	558,956
Brian Halligan	40,000	358,972	(7)	398,972
Allison Mnookin	39,000	358,972	(8)	397,972

(1)	Represents the grant date fair value of restricted stock awards awarded in the fiscal year ended December 31, 2015 in accordance with ASC 718. The grant date fair value is the fair market value of our ordinary shares on the date of the grant. The restricted stock unit awards vest 100% one year from the date of grant.
(2)	As of December 31, 2015, Mr. Noonan held 12,076 shares of unvested restricted stock.
(3)	As of December 31, 2015, Mr. Flett held 12,076 shares of unvested restricted stock.
(4)	As of December 31, 2015, Mr. Kelliher held 12,076 shares of unvested restricted stock.
(5)	As of December 31, 2015, Mr. Young held 12,076 shares of unvested restricted stock.
(6)	As of December 31, 2015, Mr. De Palma held 12,076 shares of unvested restricted stock.
(7)	As of December 31, 2015, Mr. Halligan held 9,005 shares of unvested restricted stock.
(8)	As of December 31, 2015, Ms. Mnookin held 9,005 shares of unvested restricted stock.

10b5-1 Plans

Our policy governing transactions in our securities by directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that each of our Chief Executive Officer, James M. Travers, Chief Financial Officer, Stephen Lifshatz, and Senior Vice President of Corporate and Business Development, Andrew M. Reynolds, and director Brian Halligan have each entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions under such plans. Generally, under 10b5-1 trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. According, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediate after significant events involving our Company.

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

Compensation Committee Interlocks and Insider Participation

In the year ended, December 31, 2015, Messrs. Flett, Halligan and Noonan served as members of the Compensation Committee. No member of the Compensation Committee was an employee or former employee of our Company or any of our subsidiaries. During the past year, none of our executive officers served as: (1) a member of the Compensation Committee (or other committee of the Board performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on the Compensation Committee; (2) a director of another entity, one of whose executive officers served on the Compensation Committee; or (3) a member of the Compensation Committee (or other committee of the Board performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as a director on our Board. No member of the Compensation Committee had any relationship requiring disclosure as a compensation committee interlock during 2015.

Compensation Committee Report

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

Respectfully submitted by the Compensation Committee,

Jack Noonan (Chairman)

Andrew G. Flett

Brian Halligan

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial of our ordinary shares as of March 31, 2016:

•	by each person who is known by the Company to beneficially own more than 5% of our outstanding ordinary shares;

•	by each of our directors and nominees;

•	by each of our named executive officers in the Summary Compensation Table set forth under Executive Compensation; and

•	by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned(1)		Percent of Ownership(2)
FMR LLC(3)	5,826,867		15.0%
T. Rowe Price Associates, Inc.(4)	3,879,183		10.0%
The Vanguard Group, Inc.(5)	2,267,800		5.8%
James M. Travers(6)	308,885		*
Stephen Lifshatz(7)	42,772		*
Kathleen Finato	15,341	*
Andrew M. Reynolds	14,419		*
Jill Ward(8)	37,200		*
Jack Noonan(9)	57,277		*
Andrew G. Flett	19,423		*
Liam Young	16,299		*
James F. Kelliher(10)	15,609		*
Vincent R. De Palma	8,804		*
Allison Mnookin	6,064		*
Brian Halligan	4,564		*
All directors and executive officers as a group (14 persons)(11)	570,306		1.5%

*	Represents less than 1% of the outstanding ordinary shares.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons listed in the table have sole voting and dispositive power with respect to their ordinary, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of ordinary shares deemed outstanding includes shares issuable upon settlement of restricted stock units held by the respective person or group that will vest within 60 days of March 31, 2016 and pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of March 31, 2016, which we refer to as presently exercisable stock options.
(2)	The percentages shown are based on 38,958,497 ordinary shares issued and outstanding as of March 31, 2016.
(3)	FMR LLC’s address is 245 Summer Street, Boston, MA 02210.
(4)	These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (“Price Associates”) serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is the beneficial owner of such securities. Price Associates’ address is 100 E. Pratt Street, Baltimore, Maryland 21202.
(5)	The Vanguard Group Inc.’s address is 100 Vanguard Boulevard Malvern, PA 19355.
(6)	Includes 217,083 share options exercisable within 60 days after March 31, 2016, 217,083 of which are fully vested.
(7)	Includes 16,530 share options exercisable within 60 days of March 31, 2016, 16,530 of which are fully vested.
(8)	Includes 18,750 restricted share units and 18,450 performance-based restricted share units that will vest within 60 days after March 31, 2016.
(9)	Includes 50,000 share options exercisable within 60 days after March 31, 2016, 50,000 of which are fully vested.
(10)	Includes 8,332 share options exercisable within 60 days after March 31, 2016, 8,332 of which are fully vested.
(11)	Includes 291,945 share options exercisable within 60 days after March 31, 2016 that are held by our directors and officers as a group, 291,945 of which are fully vested, includes 18,750 restricted share units and 18,450 performance-based restricted share units that will vested within 60 days after March 31, 2016 that are held by our directors and officers as a group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In 2015, our Board reviewed the independence of each director. Pursuant to the corporate governance listing standards of the NYSE, a director employed by us cannot be deemed to be an “independent director” and consequently, Mr. Travers is not an independent director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board determined that Ms. Mnookin and each of Messrs. De Palma, Flett, Halligan, Kelliher, Noonan and Young is “independent” within the meaning of the director independence standards of the NYSE and the SEC. Furthermore, the Board has determined that each member of each of the committees of the Board is independent within the meaning of the NYSE and SEC, and our applicable committees’ independence standards, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In making that determination, the Board considered all relevant facts and circumstances, including (but not limited to) the director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. There is no family relationship among any of our directors or executive officers.

Related Party Transactions

Other than compensation agreements and other arrangements which are discussed in “Compensation Discussion and Analysis”, in 2015, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party for which the amount involved exceeds or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

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

The Company has engaged PricewaterhouseCoopers LLP, as its independent registered public accounting firm. The following table shows the aggregated fees billed by our principal accountant during the years ended December 31, 2015 and 2014:

($ in Thousands)	Year Ended December 31,
	2015	2014
Audit Fees(1)	$1,505	$1,604
Audit-related Fees(2)	—	—
Tax Fees	—	—
All Other Fees(3)	3	3

Total	$1,508	$1,607

(1)	The “Audit Fees” represent fees for the respective year for professional services for the audit of our annual financial statements and internal control over financial reporting, the review of financial statements included in our quarterly financial statements and audit services provided in connection with other statutory or regulatory requirements. The audit committee pre-approved 100% of the “Audit Fees” in 2015 and 2014.
(2)	The “Audit-Related Fees” consist of fees for assurance and related services, including due diligence services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” The audit committee pre-approved 100% of the “Audit-Related Fees” in 2015 and 2014.
(3)	The “All Other Fees” consist of fees for products and services (other than the services disclosed under “Audit Fees,” “Audit-Related Fees” and “Tax Fees”). The audit committee pre-approved 100% of the “All Other Fees” in 2015 and 2014.

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

Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the audit committee. All of the audit-related, tax and all other services provided to us by PricewaterhouseCoopers LLP in 2015 and 2014 were approved by the audit committee by means of specific pre-approvals or pursuant to the procedures contained in the Pre-Approval Policy. All non-audit services provided in 2015 and 2014 were reviewed with the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1**	Employment Agreement, dated February 18, 2016 between Fleetmatics Group PLC, Fleetmatics USA, LLC and Robert Dahdah

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: April 29, 2016	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James M. Travers James M. Travers	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 29, 2016

/s/ Stephen Lifshatz Stephen Lifshatz	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2016

/s/ Andrew G. Flett Andrew G. Flett	Director	April 29, 2016

/s/ James F. Kelliher James F. Kelliher	Director	April 29, 2016

/s/ Jack Noonan Jack Noonan	Director	April 29, 2016

/s/ Liam Young Liam Young	Director	April 29, 2016

/s/ Vincent R. De Palma Vincent R. De Palma	Director	April 29, 2016

/s/ Brian Halligan Brian Halligan	Director	April 29, 2016

/s/ Allison Mnookin Allison Mnookin	Director	April 29, 2016