Form 10-Q
period 2016-03-31
Fleetmatics Group plc
filed 2016-05-06
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of April 30, 2016 was 38,991,257.

FLEETMATICS GROUP PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$186,223	$177,083
Restricted cash	142	135
Accounts receivable, net of allowances of $2,237 and $2,233 at March 31, 2016 and December 31, 2015, respectively	20,748	20,971
Prepaid expenses and other current assets	16,354	14,430

Total current assets	223,467	212,619
Property and equipment, net	105,490	104,506
Goodwill	54,250	54,178
Intangible assets, net	13,804	14,889
Deferred tax assets, net	6,686	6,573
Other assets	10,046	9,630

Total assets	$413,743	$402,395

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,084	$7,853
Accrued expenses and other current liabilities	25,700	24,447
Deferred revenue	21,650	22,339

Total current liabilities	57,434	54,639
Deferred revenue	8,231	7,951
Accrued income taxes	832	3,739
Long-term debt, net of discount of $673 and $717 at March 31, 2016 and December 31, 2015, respectively	23,077	23,033
Other liabilities	9,835	10,856

Total liabilities	99,409	100,218

Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 38,958,497 and 38,686,288 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	744	739
Additional paid-in capital	323,446	320,670
Accumulated other comprehensive loss	(3,858)	(7,673)
Accumulated deficit	(5,998)	(11,559)

Total shareholders’ equity	314,334	302,177

Total liabilities and shareholders’ equity	$413,743	$402,395

The accompanying notes are an integral part of the consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Subscription revenue	$78,947	$65,471
Cost of subscription revenue	20,943	17,185

Gross profit	58,004	48,286

Operating expenses:
Sales and marketing	29,423	23,269
Research and development	6,839	4,597
General and administrative	16,080	11,685

Total operating expenses	52,342	39,551

Income from operations	5,662	8,735
Interest income (expense), net	(237)	(269)
Foreign currency transaction gain (loss), net	(2,795)	4,969
Loss on extinguishment of debt	—	(107)

Income before income taxes	2,630	13,328
Provision for (benefit from) income taxes	(2,931)	1,577

Net income	$5,561	$11,751

Net income per share:
Basic	$0.14	$0.31

Diluted	$0.14	$0.30

Weighted average ordinary shares outstanding:
Basic	38,768,333	37,989,086

Diluted	39,599,032	39,025,216

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$5,561	$11,751
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0	3,815	(6,490)

Total other comprehensive income (loss)	3,815	(6,490)

Comprehensive income	$9,376	$5,261

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,561	$11,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,298	6,566
Amortization of capitalized in-vehicle devices owned by customers	—	426
Amortization of intangible assets	1,010	585
Amortization of deferred commissions, other deferred costs and debt discount	2,991	2,486
Provision for accounts receivable allowances	1,444	503
Unrealized foreign currency transaction (gain) loss	2,793	(5,045)
Loss on disposal of property and equipment and other assets	836	559
Share-based compensation	8,267	4,543
Change in excess tax benefits from share-based awards	(621)	(1,063)
Loss on extinguishment of debt	—	107
Changes in operating assets and liabilities:
Accounts receivable	(1,042)	(4,396)
Prepaid expenses and other current and long-term assets	(4,678)	(3,028)
Accounts payable, accrued expenses and other current liabilities	959	1,485
Accrued income taxes	(2,906)	423
Deferred revenue	(441)	1,392

Net cash provided by operating activities	23,471	17,294

Cash flows from investing activities:
Purchases of property and equipment	(8,071)	(9,091)
Capitalization of internal-use software costs	(1,679)	(982)
Payment for businesses acquired, net of cash acquired	(72)	(7,673)
Net increase in restricted cash	—	(149)

Net cash used in investing activities	(9,822)	(17,895)

Cash flows from financing activities:
Payments of borrowings under Revolving Credit Facility	—	(23,750)
Proceeds from borrowings under Credit Facility	—	22,541
Proceeds from exercise of stock options	151	1,303
Taxes paid related to net share settlement of equity awards	(5,316)	(2,551)
Change in excess tax benefits from share-based awards	621	1,063
Payments of capital lease obligations	(533)	(174)
Payments of notes payable	—	(210)

Net cash used in financing activities	(5,077)	(1,778)

Effect of exchange rate changes on cash	568	(848)

Net increase (decrease) in cash	9,140	(3,227)
Cash, beginning of period	177,083	175,400

Cash, end of period	$186,223	$172,173

Supplemental disclosure of cash flow information:
Cash paid for interest	$173	$231
Cash paid (refunds received), net for income taxes	$204	$129
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and notes payable	$631	$494
Additions to property and equipment included in accounts payable or accrued expenses at the balance sheet dates	$1,730	$2,410

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America and include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. All dollar amounts in the financial statements and in the notes to the consolidated financial statements, except share and per share amounts, are stated in thousands of U.S. Dollars unless otherwise indicated.

The accompanying consolidated balance sheet as of March 31, 2016, the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016, the results of its operations, its comprehensive income, and its cash flows for the three months ended March 31, 2016 and 2015. The consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2016 and 2015 are also unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any other interim periods or future year.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in its Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission on February 26, 2016.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company did not have any financial assets or liabilities as of March 31, 2016 designated as Level 1.

•	Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data. The Company did not have any financial assets or liabilities as of March 31, 2016 designated as Level 2.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques. The Company has a contingent consideration liability assumed as a result of the acquisition of Ornicar SAS (“Ornicar”) of $2,387 as of March 31, 2016 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards Ornicar achieving certain unit sales and pricing targets at the time of acquisition and the discount rate that is based on the Company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting will be adjusted as the actual results provide the Company with more reliable information to weight the probability scenarios.

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities (with the exception of the Level 3 fair value measurement noted above) approximate fair value due to the short-term nature of these assets and liabilities. As of March 31, 2016 and December 31, 2015, the Company had no other assets or liabilities that would be classified under this fair value hierarchy. The fair value of the Company’s long-term debt related to the Credit Facility (as defined in Note 9 to the consolidated financial statements) approximates its carrying value due to its variable interest rate, which approximates a market interest rate.

Deferred Commissions

The Company capitalizes commission costs that are incremental and directly related to the acquisition of new customer contracts with a term of greater than one year. For the majority of its customer contracts, the Company pays commissions in full when it receives the initial customer contract for a new subscription or a renewal subscription. For all other customer contracts, the Company pays commissions in full when it receives the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as expense immediately.

Commission costs capitalized during the three months ended March 31, 2016 and 2015 totaled $3,805 and $2,549, respectively. Amortization of deferred commissions totaled $2,922 and $2,439 for the three months ended March 31, 2016 and 2015, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $18,431 and $17,518 as of March 31, 2016 and December 31, 2015, respectively. Foreign exchange differences also contribute to changes in the net amount of these deferred commission costs.

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

Costs of in-vehicle devices owned by customers that were capitalized during the three months ended March 31, 2015 totaled $12. Amortization of these capitalized costs totaled $426 for the three months ended March 31, 2015, and is included in cost of subscription revenue in the consolidated statements of operations. Generally, the Company does not enter into customer arrangements whereby title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device.

Recently Issued and Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors’ accounting. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard in the first quarter of 2016 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard in the first quarter of 2016 and it did not impact the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard requires either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating the impact, if any, that the adoption of the new revenue recognition standard will have on its consolidated financial statements and footnote disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred commission costs	$9,760	$9,296
Prepaid taxes/taxes receivable	1,855	1,190
Prepaid software license fees and support	1,437	1,113
Parts and accessories	919	633
Prepaid insurance	470	696
Other	1,913	1,502

Total	$16,354	$14,430

4. Property and Equipment

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
In-vehicle devices—installed(1)	$135,448	$133,753
In-vehicle devices—uninstalled	5,890	6,829
Computer equipment	16,424	14,580
Internal-use software	13,952	11,791
Furniture and fixtures	2,281	2,667
Leasehold improvements	6,020	5,954
Land and building	1,043	1,001

Total property and equipment	181,058	176,575
Less: Accumulated depreciation and amortization(1)	(75,568)	(72,069)

Property and equipment, net	$105,490	$104,506

(1)	During the quarter ended March 31, 2016 and the year ended December 31, 2015, the Company removed $6,000 and $11,978, respectively, of fully depreciated in-vehicle devices no longer in service, which included decommissioned 2G devices.

Depreciation and amortization expense related to property and equipment totaled $9,298 and $6,566 for the three months ended March 31, 2016 and 2015, respectively. Of those amounts, $8,325 and $5,974 for the three months ended March 31, 2016 and 2015, respectively, was recorded in cost of subscription revenue primarily related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remaining costs were included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $77,684 and $76,835 at March 31, 2016 and December 31, 2015, respectively. Foreign exchange differences also contribute to changes in the carrying value of installed in-vehicle devices.

During the three months ended March 31, 2016 and 2015, the Company capitalized costs of $1,679 and $982, respectively, associated with the development of its internal-use software that is hosted by the Company and accessed by its customers via its website as well as customization and development of its internal business systems. Amortization expense of the internal-use software totaled $853 and $478 during the three months ended March 31, 2016 and 2015, respectively. The carrying value of capitalized internal-use software was $8,238 and $7,125 as of March 31, 2016 and December 31, 2015, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of March 31, 2016 and December 31, 2015, the gross amount of assets under capital leases totaled $7,564 and $6,749, respectively, and related accumulated amortization totaled $3,170 and $2,564, respectively.

During the three months ended March 31, 2016 and 2015, the Company expensed $836 and $559, respectively, primarily in conjunction with installed in-vehicle devices requiring replacement. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

5. Goodwill and Intangible Assets

As of March 31, 2016 and December 31, 2015, the carrying amount of goodwill was $54,250 and $54,178, respectively, and resulted from historical acquisitions. In the first quarter of 2016, the Company recorded $72 as a purchase price adjustment resulting from the final minimum working capital requirement pursuant to the Ornicar Purchase and Sale Agreement. No impairment of goodwill was recorded during the three months ended March 31, 2016 or the year ended December 31, 2015.

Intangible assets consisted of the following as of March 31, 2016 and December 31, 2015, with gross and net amounts of foreign currency-denominated intangible assets reflected at March 31, 2016 and December 31, 2015 exchange rates, respectively:

	March 31, 2016
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$20,420	$(9,438)	$10,982
Acquired developed technology	6,761	(4,415)	2,346
Trademarks	819	(454)	365
Patent	205	(94)	111

Total	$28,205	$(14,401)	$13,804

	December 31, 2015
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$20,420	$(8,837)	$11,583
Acquired developed technology	6,761	(3,956)	2,805
Trademarks	819	(427)	392
Patent	196	(87)	109

Total	$28,196	$(13,307)	$14,889

Amortization expense related to intangible assets was $1,010 and $585 for the three months ended March 31, 2016 and 2015, respectively. Of those amounts, amortization expense of $371 and $300 for the three months ended March 31, 2016 and 2015, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $639 and $285 for the three months ended March 31, 2016 and 2015, respectively, was included in sales and marketing expense in the consolidated statements of operations.

The estimated future amortization expense of intangible assets as of March 31, 2016 is as follows:

Years Ending December 31,
2016	$3,209
2017	3,141
2018	2,547
2019	2,015
2020	1,069
Thereafter	1,823

Total	$13,804

6. Other Assets

Other assets (non-current) consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred commission costs	$8,671	$8,222
Other	1,375	1,408

Total	$10,046	$9,630

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accrued payroll and related expenses	$10,475	$11,740
Accrued professional fees	2,728	2,635
Contingent consideration	2,387	1,366
Capital lease obligations	2,177	1,898
Accrued marketing expense	1,531	1,324
Accrued rent and lease incentives	696	688
Other	5,706	4,796

Total	$25,700	$24,447

8. Other Liabilities

Other liabilities (non-current) consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred tax liabilities	$3,718	$3,486
Accrued rent and lease incentives	3,173	3,331
Capital lease obligations	2,708	2,738
Contingent consideration	63	1,154
Other	173	147

Total	$9,835	$10,856

9. Long-term Debt

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

On the issuance date of January 21, 2015, the Credit Facility was recorded in the consolidated balance sheet net of discount of $708, related to fees assessed by the lender at the time. During the second quarter of 2015, the Company recorded additional fees related to the debt of $159. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the maturity date. At March 31, 2016 and December 31, 2015, the debt discount balance totaled $673 and $717, respectively. Accretion amounts recognized as interest expense for the three months ended March 31, 2016 and 2015 totaled $44 and $27, respectively. On the issuance date, the Company also capitalized deferred financing costs of $501 related to third-party fees incurred in connection with the Credit Facility. These deferred costs are being amortized through charges to interest expense using the effective-interest method over the five-year term of the Credit

Facility to the expiration date. At March 31, 2016, deferred financing cost recorded in other current assets and other assets (non-current) were $100 and $282, respectively, and totaled $382. Amortization amounts recognized as interest expense for the three months ended March 31, 2016 and 2015 totaled $25 and $20, respectively.

As of March 31, 2016, the Company had outstanding borrowings of $23,750 under the Credit Facility with an interest rate of 2.01% per annum. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying value due to its variable interest rate, which approximates a market interest rate.

The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, re-borrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020. As of March 31, 2016, the Company was in compliance with all such covenants.

10. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2016 was (111.4)%, on pre-tax income of $2,630. The effective tax rate for three months ended March 31, 2016 was lower than the statutory Irish rate of 12.5% primarily due to the release of reserves related to uncertain tax positions upon the expiration of a statute of limitation in Ireland, income being generated in a jurisdiction that has a lower tax rate than the Irish statutory rate and the Irish research and development tax credit.

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

It is reasonably possible that within the next 12 months the Company’s unrecognized tax benefits, inclusive of interest, may decrease by up to $328. This is primarily due to statute of limitations expiring for the recognition of these tax benefits of one of the Company’s Irish subsidiaries in 2017.

11. Share-Based Awards

2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted and the Company’s shareholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, restricted stock units and cash-based awards at an exercise price no less than the fair market value per share of the Company’s ordinary shares on the grant date and with a maximum term of seven years. These awards may be granted to the Company’s employees and non-employee directors. Pursuant to the terms of the 2011 Plan, the number of ordinary shares reserved for issuance under the 2011 Plan automatically increases by 4.75% of the outstanding ordinary shares issued and outstanding on an annual basis as of January 31. As of March 31, 2016, the number of ordinary shares reserved for issuance under the 2011 Plan was 7,282,645. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

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

Stock Option Activity

Stock option activity during the three months ended March 31, 2016 was as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2015	362,940	$5.54
Granted	—
Exercised	(14,963)	$10.05
Forfeited and canceled	(416)	$10.01

Outstanding at March 31, 2016	347,561	$5.34

Vested and expected to vest at March 31, 2016	347,294	$5.34

Exercisable at March 31, 2016	329,712	$5.05

2012 Employee Share Purchase Plan

In September 2012, the Company’s Board of Directors adopted and its shareholders approved the 2012 Employee Share Purchase Plan, which became effective upon the closing of the Company’s initial public offering (“IPO”) in October 2012. The 2012 Employee Share Purchase Plan authorizes the issuance of up to 400,000 ordinary shares to participating employees.

Employees of certain subsidiaries of the Company who have been employed for at least 30 days and whose customary employment is for more than 20 hours per week are eligible to participate in the 2012 Employee Share Purchase Plan. Any employee who owns 5% or more of the voting power or value of ordinary shares is not eligible to purchase shares under the 2012 Employee Share Purchase Plan. The Company will make one or more offerings each year to its employees to purchase shares under the 2012 Employee Share Purchase Plan. The first offering began during 2013 and subsequent offerings will usually begin on each May 1st and November 1st and will continue for six-month periods, referred to as offering periods. Each eligible employee may elect to participate in any offering by submitting an enrollment form at least 15 days before the relevant offering date.

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

Restricted Stock Unit Awards

In the three months ended March 31, 2016, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 969,492 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 411,804 ordinary shares with a weighted average grant-date fair value of $41.37. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2016. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

The following table summarizes unvested RSUs and PSUs activity for the three months ended March 31, 2016:

	Number of Unvested RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested balance at December 31, 2015	2,199,652	$36.17
Granted	1,381,296	$41.37
Vested	(427,359)	$34.20
Forfeited	(21,268)	$37.47

Unvested balance at March 31, 2016	3,132,321	$38.72

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Three Months Ended March 31,
	2016	2015
Cost of subscription revenue	$410	$251
Sales and marketing	2,900	1,824
Research and development	1,237	673
General and administrative	3,720	1,795

Total	$8,267	$4,543

12. Net Income per Share

Basic and diluted net income per share attributable to ordinary shareholders was calculated as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Basic net income per share:
Numerator:
Net income	$5,561	$11,751

Denominator:
Weighted average ordinary shares outstanding—basic	38,768,333	37,989,086

Net income per share—basic	$0.14	$0.31

Diluted net income per share:
Numerator:
Net income	$5,561	$11,751

Denominator:
Weighted average ordinary shares outstanding—basic	38,768,333	37,989,086
Dilutive effect of ordinary share equivalents	830,699	1,036,130

Weighted average ordinary shares outstanding—diluted	39,599,032	39,025,216

Net income per share—diluted	$0.14	$0.30

13. Commitments and Contingencies

Lease Commitments

The Company leases its office space under non-cancelable operating leases, some of which contain payment escalations. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and records the difference between cash rent payments and rent expense recognized in the consolidated statements of operations as accrued rent within accrued expenses (current) and other liabilities (non-current). The Company has recorded as a capital lease the obligation assumed for the building acquired through the acquisition of Visirun S.p.A. (“Visirun”). The Company also leases furniture and computer equipment under capital leases that expire at various dates through 2018.

Future minimum lease payments under non-cancelable operating and capital leases at March 31, 2016 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
2016	$8,323	$1,782	$10,105
2017	9,863	1,881	11,744
2018	5,188	681	5,869
2019	4,001	100	4,101
2020	3,665	94	3,759
Thereafter	2,095	461	2,556

Total	$33,135	4,999	$38,134

Less amount representing interest		(115)

Present value of minimum lease payments		$4,884

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at March 31, 2016 totaled $3,041 of which $1,388, $1,587, and $66 is due in the years ending December 31, 2016, 2017, and 2018, respectively.

Purchase Commitments

As of March 31, 2016, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps and posted speed limits) and subscription fees for software services totaling $7,149, of which $2,833, $3,346, $951, and $19 will become payable in the years ending December 31, 2016, 2017, 2018,and 2019, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2016 and December 31, 2015.

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

On October 27, 2015, Orthosie Systems, LLC filed a complaint against the Company (Orthosie Systems, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:15-cv-1681) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,430,471 entitled “Method and System for Monitoring a Vehicle” (“the ’471 Patent”). The Company filed its answer to the complaint on March 9, 2016. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot be assured that this will be the case.

On January 12, 2016, David Gillard and Jaclyn Stramiello, individually and on behalf all others similarly situated, filed a complaint against the Company (Gillard et al. v. Fleetmatics USA, LLC, et al., Civil Action No. 8:16-cv-81-T-27MAP) in the United States District Court for the Middle District of Florida alleging the Company’s U.S. subsidiaries violated certain provisions of the Fair Labor Standards Act (the “FLSA”) by failing to pay overtime, among other things. On February 8, 2016, the plaintiffs filed an amended complaint, which added another named party plaintiff, Troy Pate. On February 10, 2016 the Court struck the amended complaint and the plaintiffs filed their second amended complaint on February 12, 2016. The plaintiffs are seeking certification of the matter as a collective action under the FLSA. The FLSA permits an aggrieved person to recover as damages back pay, an equal amount of money as liquidated damages, interest and attorneys’ fees and costs. The Company filed its answer to the second amended complaint on March 11, 2016. This matter is in its very early stages, but there can be no assurance that this matter will not have a material adverse effect on the Company’s business, operating results or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016.

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service (SaaS). Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. Our integrated, full-featured mobile workforce management application provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of March 31, 2016, we had approximately 37,000 customers and approximately 737,000 vehicle subscriptions worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 500 or fewer vehicles. A smaller portion of our customers are enterprise businesses, each of which deploys our solutions in 500 or more vehicles. During the three months ended March 31, 2016, we collected an average of approximately 77 million data points per day from subscribers and have aggregated over 108 billion data points since our inception. We may consider the development of complementary business intelligence solutions related to this data set, which may in turn drive additional sources of revenue.

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

We derive substantially all of our revenues from subscription agreements to our solutions, which typically include the use of our SaaS-based fleet management solution and an in-vehicle device or simply a SaaS-based solution for our field service-only customers. We generate sales through lead-generating Web-based advertising and targeted outbound sales efforts, which we then work to convert into paying customers. Our in-vehicle devices associated with our fleet management offering are installed by our network of installation partners. Initial customer contracts are typically 36 months in duration for fleet management customers and 12 months in duration for field service management customers, both of which renew automatically for one or three-year periods thereafter, unless the customer elects not to renew. These contract terms provide us with a high degree of visibility into future revenue. Our customer contracts are non-cancelable, and our customers generally are billed on a monthly basis.

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional vehicle subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features of our fleet management applications to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In the three months ended March 31, 2016 and 2015, our largest customer accounted for approximately 4% and 5%, respectively, of our subscription revenue and our top 25 customers represented approximately 13% and 14%, respectively, of our subscription revenue.

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

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of March 31, 2016, we had approximately 737,000 vehicles under subscription, an increase of 24.1% from approximately 594,000 as of March 31, 2015. Our subscription revenue in the three months ended March 31, 2016 grew 20.6% to $78.9 million compared to $65.5 million in the three months ended March 31, 2015. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income of $5.6 million in the three months ended March 31, 2016 compared to net income of $11.8 million in the three months ended March 31, 2015. Our Adjusted EBITDA (as defined below under Key Financial and Operating Metrics) in the three months ended March 31, 2016 grew 14.9% to $24.3 million compared to $21.2 million in the three months ended March 31, 2015.

Key Financial and Operating Metrics

In addition to traditional financial metrics, we monitor the ongoing operation of our business using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Total vehicles under subscription	737,000	594,000
Adjusted EBITDA	$24,334	$21,184

Total vehicles under subscription. This metric represents the number of vehicles managed by our customers utilizing one or more of our fleet management SaaS solutions at the end of the period. Since our revenue is primarily driven by the number of vehicles that subscribe to our SaaS solutions, we believe that the number of total fleet management vehicles under subscription is an important metric to monitor. This number excludes any subscriptions associated with the Fleetmatics field service management solution.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus provision for (benefit from) income taxes, interest (income) expense, net, foreign currency transaction gain (loss), net, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle-devices owned by customers, amortization of intangible assets, share-based compensation, certain non-recurring litigation and settlement costs, acquisition-related transaction costs and loss on extinguishment of debt.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$5,561	$11,751
Provision for (benefit from) income taxes	(2,931)	1,577
Interest (income) expense, net	237	269
Foreign currency transaction (gain) loss, net	2,795	(4,969)
Depreciation and amortization of property and equipment	9,298	6,566
Amortization of capitalized in-vehicle devices owned by customers	—	426
Amortization of intangible assets	1,010	585
Litigation and settlements	97	172
Acquisition-related transaction costs	—	157
Share-based compensation	8,267	4,543
Loss on extinguishment of debt	—	107

Adjusted EBITDA (unaudited)	$24,334	$21,184

Components of Results of Operations

Subscription Revenue

We derive substantially all of our revenue from subscription fees for our solutions, which predominately include the use of our SaaS-based fleet management solution and an in-vehicle device. Our revenue is driven primarily by the number of vehicles under subscription, or number of subscriptions in the case of our field service management offering, and the price per subscription. In addition, we generate revenue by selling our customers additional features, such as our fuel card integration, driving style option, and integration with Global Positioning System, or GPS, navigation devices. We also generate revenue by selling aggregated, anonymous data to third parties.

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

Sales and Marketing

Sales and marketing expenses consist primarily of wages and benefits (including share-based compensation) for sales and marketing personnel, including the amortization of deferred commissions and travel related expenses; advertising and promotional costs; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. Also included in our sales and marketing expenses is the amortization of the value of customer relationships and trademarks acquired as part of our SageQuest acquisition in 2010, Ornicar in February 2015, and Visirun in November 2015. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. We capitalize commission costs that are incremental and directly related to the acquisition of new customer contracts with a term of greater than one year. For the majority of our customer contracts, we pay commissions in full when we receive the initial customer contract for a new subscription or a renewal subscription. For all other customer contracts, we pay commissions in full when we receive the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as an expense immediately.

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

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and other financial information as of and for the three months ended March 31, 2016, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Results of Operations

The following table presents our results of operations in thousands of dollars and as a percentage of subscription revenue for each of the periods indicated (certain items may not foot due to rounding).

	Three Months Ended March 31,
	2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(Dollars in thousands)
Subscription revenue	$78,947	100.0%	$65,471	100.0%
Cost of subscription revenue	20,943	26.5	17,185	26.2

Gross profit	58,004	73.5	48,286	73.8

Operating expenses:
Sales and marketing	29,423	37.3	23,269	35.5
Research and development	6,839	8.7	4,597	7.0
General and administrative	16,080	20.4	11,685	17.8

Total operating expenses	52,342	66.3	39,551	60.4

Income from operations	5,662	7.2	8,735	13.3
Interest income (expense), net	(237)	(0.3)	(269)	(0.4)
Foreign currency transaction gain (loss), net	(2,795)	(3.5)	4,969	7.6
Loss on extinguishment of debt	—	—	(107)	(0.2)

Income before income taxes	2,630	3.3	13,328	20.4
Provision for (benefit from) income taxes	(2,931)	(3.7)	1,577	2.4

Net income	$5,561	7.0%	$11,751	17.9%

Comparison of Three Months Ended March 31, 2016 and 2015

Subscription Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
Subscription revenue	$78,947	$65,471	20.6%

Subscription revenue increased by $13.5 million, or 20.6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This revenue growth was primarily driven by the increase in the number of vehicles under subscription, which grew by approximately 24.1% period-over-period. As of the period-ends, the number of vehicles under subscription increased from approximately 594,000 as of March 31, 2015 to approximately 737,000 as of March 31, 2016. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions, including the addition of 104 sales and marketing personnel from period-end to period-end, as well as growth related to our international expansion activities, and to a lesser extent, growth related to our field service management application.

Cost of Subscription Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
Cost of subscription revenue	$20,943	$17,185	21.9%

Cost of subscription revenue increased by $3.8 million, or 21.9%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to an increase in variable expenses resulting from an increase in the number of vehicles under subscription, which grew approximately 24.1% period-end to period-end (inclusive of the costs associated with acquired in-vehicle devices from the Ornicar and Visirun acquisitions). Depreciation and amortization of installed in-vehicle devices increased by $1.2 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Communications, third-party data and hosting costs increased by $0.3 million primarily due to the increase in the number of installed in-vehicle devices. Field service costs for maintenance and repair of installed in-vehicle devices increased by $0.9 million primarily due to the increase in number of vehicles under subscription. Payroll and related expenses, inclusive of share-based compensation expense, increased by $0.9 million primarily due to an increase of 57 employees in our customer support and configuration groups. Amortization of internal-use software increased by $0.4 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by $0.1 million primarily due to amortization related to the intangible assets acquired in the Ornicar and Visirun acquisitions.

As a percentage of subscription revenue, our cost of subscription revenue increased from 26.2% in the three months ended March 31, 2015 to 26.5% in the three months ended March 31, 2016. Although we continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription, these efficiencies were offset by additional costs incurred due to the continued migration of some of our customers from in-vehicle devices that support 2G networks to in-vehicle devices that support 3G networks.

Sales and Marketing Expense

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
Sales and marketing expense	$29,423	$23,269	26.4%

Sales and marketing expense increased $6.2 million, or 26.4%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, including the addition of sales and marketing personnel from the Ornicar and Visirun acquisitions, the expansion of dedicated sales teams to support the Fleetmatics field service management application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs, inclusive of commissions and share-based compensation expense, of $4.2 million, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 104 sales and marketing personnel from period-end to period-end added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $0.8 million due to additional marketing and advertising efforts. Facilities expense increased by $0.7 million as a result of additional office space requirements related to our additional hiring efforts. Amortization expense increased by $0.4 million related to customer relationships and trademarks acquired in the Ornicar and Visirun acquisitions. Customer relationships, trademarks and acquired developed technology are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which the Company expects to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense increased from 35.5% in the three months ended March 31, 2015 to 37.3% in the three months ended March 31, 2016. This increase was primarily due to the increases period-over-period related to the increases in payroll and related expenses and advertising and promotional expenditures period-over-period as noted above. Other cost increases in sales and marketing expense were in line with the percentage growth in subscription revenue period-over-period.

Research and Development Expense

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
Research and development expense	$6,839	$4,597	48.8%

Research and development expense increased $2.2 million, or 48.8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $1.8 million, travel expense of $0.1 million and facilities expense of $0.3 million, all incurred related to an additional 64 employees hired (inclusive of research and development personnel from the Ornicar and Visirun acquisitions) to further enhance and develop our products. Research and development expense for the three months ended March 31, 2016 and 2015 of $6.8 million and $4.6 million, respectively, was recorded net after capitalization of $1.5 million and $0.9 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, increased from 7.0% for the three months ended March 31, 2015 to 8.7% for the three months ended March 31, 2016. These increases were primarily due to the increases in payroll and related expenses period-over-period as noted above.

General and Administrative Expense

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
General and administrative expense	$16,080	$11,685	37.6%

General and administrative expense increased $4.4 million, or 37.6%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was primarily due to an increase of $3.3 million in payroll-related costs, inclusive of share-based compensation, and $0.1 million of recruiting expenses, primarily the result of an increase of 39 general and administrative personnel period-over-period (inclusive of research and development personnel from the Ornicar and Visirun acquisitions) in order to support the growth in the business. Bad debt expense increased $0.9 million due to the increase in the number of customers and their related accounts receivable balances period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.1 million in merchant and bank fees.

As a percentage of subscription revenue, general and administrative expense increased from 17.8% in the three months ended March 31, 2015 to 20.4% in the three months ended March 31, 2016. These increases were primarily due to the increases related to the increases in payroll and related expenses and bad debt expense period-over-period as noted above.

Interest Income (Expense), net

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
Interest income (expense), net	$(237)	$(269)	(11.9)%

Interest income (expense), net for the three months ended March 31, 2016 decreased $32 thousand, or 11.9% as compared to the three months ended March 31, 2015 and primarily reflects the interest expense incurred on our long-term debt as well as amortization expense of related debt discounts and deferred financing costs. See Note 9 to our consolidated financial statements for further details about our existing credit facility with Citibank, N.A., or the Credit Facility.

Interest income netted against interest expense was immaterial in the three months ended March 31, 2016 and 2015.

Foreign Currency Transaction Gain (Loss), net

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
Foreign currency transaction gain (loss), net	$(2,795)	$4,969	(156.2)%

For the three months ended March 31, 2016, we recognized $2.8 million in foreign currency transaction losses as compared to $5.0 million in foreign currency transaction gains for the three months ended March 31, 2015. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on certain asset balances and intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. Dollar compared to other currencies in which we transact, primarily the Euro and British Pound Sterling, and to a lesser extent the Australian Dollar. The $2.8 million foreign currency transaction loss recognized for the three months ended March 31, 2016 is primarily the result of the movement in the Euro which strengthened by approximately 4% compared to the U.S. Dollar. The $5.0 million foreign currency transaction gain recognized for the three months ended March 31, 2015 is primarily the result of the movement in the Euro which weakened by approximately 12% compared to the U.S. Dollar.

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

Provision for (Benefit From) Income Taxes

	Three Months Ended March 31,
	2016	2015	% Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(2,931)	$1,577	(285.9)%

Our provision (benefit from) for income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. We are subject to tax in various jurisdictions that apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law, which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate on its trading income and 25% on its non-trading income and our non-operating entities are subject to tax at a 25% or 0% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively.

Our effective income tax rate for the three months ended March 31, 2016 and 2015 was (111.4)% and 11.8%, respectively, on pre-tax income of $2.6 million and $13.3 million, respectively. The effective tax rate for three months ended March 31, 2016 was lower than the statutory Irish rate of 12.5% primarily due to the release of reserves related to uncertain tax positions upon the expiration of a statute of limitation in Ireland, income being generated in a jurisdiction that has a lower tax rate than the Irish statutory rate and the Irish research and development tax credit.

Our effective tax rate for three months ended March 31, 2015 was lower than the statutory Irish rate of 12.5% primarily due to income being generated in a jurisdiction that has a lower tax rate than the statutory Irish rate and to the Irish research and development tax credit. The Company made a change to its organizational structure that impacted the jurisdictional mix of profits and was favorable to our income tax expense. The decrease associated with these items was partially offset due to the recording of uncertain tax positions including interest and penalties.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows provided by operating activities	$23,471	$17,294
Cash flows used in investing activities	(9,822)	(17,895)
Cash flows used in financing activities	(5,077)	(1,778)
Effect of exchange rate changes on cash	568	(848)

Net increase (decrease) in cash	$9,140	$(3,227)

Operating Activities

Operating activities provided $23.5 million and $17.3 million of cash in the three months ended March 31, 2016 and 2015, respectively. The cash flow provided by operating activities resulted primarily from our net income of $5.6 million, net non-cash charges of $26.0 million, and net uses of cash of $8.1 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $13.3 million of depreciation and amortization expense, $8.3 million of share-based compensation expense, $1.4 million of provisions for accounts receivable allowances, $0.8 million for losses on disposal of property and equipment and other assets, $2.8 million of unrealized foreign currency transaction losses, and $0.6 million in excess tax benefits from share-based awards. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1.0 million increase in accounts receivable from customers, a $4.7 million increase in prepaid expenses and other assets, a $2.9 million decrease in accrued income taxes, and a $0.4 million decrease in deferred revenue, partially offset by a $1.0 million increase in accounts payable, accrued expenses, and other current liabilities. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The decrease in our accrued taxes was due to net decreases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the quarter.

Operating activities provided $17.3 million of cash in the three months ended March 31, 2015. The cash flow provided by operating activities resulted primarily from our net income of $11.8 million, net non-cash charges of $9.7 million, and net uses of cash of $4.1 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $10.1 million of depreciation and amortization expense, $4.5 million of share-based compensation expense, $0.5 million of provisions for accounts receivable allowances, $0.6 million for losses on disposal of property and equipment and other assets, $0.1 million for losses on extinguishment of debt, $5.0 million of unrealized foreign currency transaction gains, and $1.1 million in excess tax benefits from share-based awards. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1.4 million increase in deferred revenue, $1.5 million increase in accounts payable, accrued expenses, and other current liabilities, and $0.4 million increase in accrued income taxes, partially offset by a $4.4 million increase in accounts receivable from customers and $3.0 million increase in prepaid expenses and other assets. The increase in deferred revenue was attributable to a greater number of customers prepaying for a portion of their subscription during the quarter. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The increase in our accrued taxes was due to net increases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription, and to a lesser extent due to several annual customer invoices issued during the quarter. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the quarter.

Investing Activities

Net cash used in investing activities was $9.8 million and $17.9 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment of $8.1 million and $9.1 million in the three months ended March 31, 2016 and 2015, respectively, as well as costs capitalized for internal-use software of $1.7 million and $1.0 million in the three months ended March 31, 2016 and 2015, respectively, as well as cash paid to acquire Ornicar of $7.7 million in the three months ended March 31, 2015.

Financing Activities

Net cash used in financing activities was $5.1 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in financing activities for the three months ended March 31, 2016 consisted of payments of taxes related to net share settlement of equity awards of $5.3 million, payments of our capital lease obligations of $0.5 million, partially offset by proceeds from the issuance of ordinary shares under stock option plans of $0.2 million and from excess tax benefits from share-based awards of $0.6 million. Net cash used in financing activities for the three months ended March 31, 2015 consisted of payments of borrowings under the Amended Revolving Credit Facility of $23.8 million, payments of taxes related to net share settlement of equity awards of $2.6 million, payments of our capital lease obligations of $0.2 million, and payments of notes payable of $0.2 million, partially offset by net proceeds from borrowings under our Credit Facility of $22.5 million, proceeds from the issuance of ordinary shares under stock option plans of $1.3 million and from excess tax benefits from share-based awards of $1.0 million.

Indebtedness and Liquidity

We believe that our cash and borrowings available under our Credit Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. See Note 9 to our consolidated financial statements for further details on the Credit Facility.

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

The following table summarizes our contractual obligations at March 31, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit Facility(1)	$24,526	$201	$406	$23,919	$—
Capital lease obligations(2)	4,999	2,373	2,002	279	345
Operating lease obligations(3)	22,169	5,188	8,407	6,810	1,764
Outstanding purchase obligations(4)	7,149	3,689	3,460	—	—
Data center commitments(5)	3,041	1,850	1,191	—	—

Total(6)	$61,884	$13,301	$15,466	$31,008	$2,109

(1)	Represents the outstanding borrowings and contractually required unused line fees and service fees contractually required under our Credit Facility in existence at March 31, 2016.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of March 31, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of March 31, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of March 31, 2016. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of March 31, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $0.8 million recorded as liabilities for unrecognized tax benefits (inclusive of $0.3 million of accrued interest and penalties) as of March 31, 2016 as we are unable to make reasonably reliable estimates of when cash settlement will occur. See Note 10 to our consolidated financial statements for further details about income taxes.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements for further details about recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to adverse movements in foreign currency exchange rates and changes in interest rates. Portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the Euro, the British Pound Sterling, the Canadian Dollar, and the Australian Dollar with respect to revenues, expenses and intercompany payables and receivables. These exposures may change over time as business practices evolve.

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction losses of $2.8 million were recorded for the three months ended March 31, 2016. Net foreign currency transaction gains of $5.0 million were recorded for the three months ended March 31, 2015.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. Dollar into U.S. Dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. Dollars using period-end exchange rates and their income statements are translated into U.S. Dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation gains of $3.8 million were recorded for the three months ended March 31, 2016. Net foreign currency translation losses of $6.5 million were recorded for the three months ended March 31, 2015.

As we pursue our growth strategy, which includes expanding our business internationally, more of our revenues, expenses, assets and liabilities will be subject to foreign currency translation into U.S. Dollars for consolidated reporting purposes. For the three months ended March 31, 2016, approximately 13.2% of our revenues and approximately 25.2% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. Dollar and therefore are subject to foreign currency translation exposure. In addition, 21.5% of our assets and 22.4% of our liabilities were subject to foreign currency translation exposure as of March 31, 2016 as compared to 21.5% of our assets and 20.2% of our liabilities as of December 31, 2015.

Currently, our largest foreign currency exposures are those with respect to the Euro, the British Pound Sterling, and the Australian Dollar. Relative to foreign currency exposures existing at March 31, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the three months ended March 31, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $7.6 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of March 31, 2016. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. We are exposed to market risk from changes in interest rates with respect to our Credit Facility which bears interest at variable rates (based on our discretion) plus an applicable margin based on certain financial covenants. As of March 31, 2016, $23.8 million was outstanding under the Credit Facility with an interest rate of 2.01% per annum. A one percentage point increase or decrease in interest rates would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the three month periods ended March 31, 2016 and 2015. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 27, 2015, Orthosie Systems, LLC filed a complaint against the Company (Orthosie Systems, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:15-cv-1681) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,430,471 entitled “Method and System for Monitoring a Vehicle” (“the ’471 Patent”). The Company filed its answer to the complaint on March 9, 2016. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot be assured that this will be the case.

On January 12, 2016, David Gillard and Jaclyn Stramiello, individually and on behalf all others similarly situated, filed a complaint against the Company (Gillard et al. v. Fleetmatics USA, LLC, et al., Civil Action No. 8:16-cv-81-T-27MAP) in the United States District Court for the Middle District of Florida alleging the Company’s U.S. subsidiaries violated certain provisions of the Fair Labor Standards Act (the “FLSA”) by failing to pay overtime, among other things. On February 8, 2016, the plaintiffs filed an amended complaint, which added another named party plaintiff, Troy Pate. On February 10, 2016 the Court struck the amended complaint and the plaintiffs filed their second amended complaint on February 12, 2016. The plaintiffs are seeking certification of the matter as a collective action under the FLSA. The FLSA permits an aggrieved person to recover as damages back pay, an equal amount of money as liquidated damages, interest and attorneys’ fees and costs. The Company filed its answer to the second amended complaint on March 11, 2016. This matter is in its very early stages, but there can be no assurance that this matter will not have a material adverse effect on the Company’s business, operating results or financial condition.

Item 1A.	Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Fleetmatics has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in our Annual and subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. There have been no material changes in our risk factors from those disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we withheld 165,113 restricted share units at an average price of $37.89 to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about the withheld restricted share units for the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2016—January 31, 2016	655	$50.63
February 1, 2016—February 29, 2016	20,189	$41.25
March 1, 2016—March 31, 2016	144,269	$37.37

Total	165,113	$37.89

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: May 6, 2016	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)