Form 10-Q
period 2016-06-30
Fleetmatics Group plc
filed 2016-08-05
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of July 31, 2016 was 39,166,957.

FLEETMATICS GROUP PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$194,194	$177,083
Restricted cash	138	135
Accounts receivable, net of allowances of $1,997 and $2,233 at June 30, 2016 and December 31, 2015, respectively	20,309	20,971
Prepaid expenses and other current assets	16,383	14,430

Total current assets	231,024	212,619
Property and equipment, net	106,517	104,506
Goodwill	54,869	54,178
Intangible assets, net	12,820	14,889
Deferred tax assets, net	6,576	6,573
Other assets	9,916	9,630

Total assets	$421,722	$402,395

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,860	$7,853
Accrued expenses and other current liabilities	26,640	24,447
Deferred revenue	21,011	22,339

Total current liabilities	57,511	54,639
Deferred revenue	7,231	7,951
Accrued income taxes	1,031	3,739
Long-term debt, net of discount of $629 and $717 at June 30, 2016 and December 31, 2015, respectively	23,121	23,033
Other liabilities	9,309	10,856

Total liabilities	98,203	100,218

Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 39,161,964 and 38,686,288 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	747	739
Additional paid-in capital	330,858	320,670
Accumulated other comprehensive loss	(5,437)	(7,673)
Accumulated deficit	(2,649)	(11,559)

Total shareholders’ equity	323,519	302,177

Total liabilities and shareholders’ equity	$421,722	$402,395

The accompanying notes are an integral part of the consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Subscription revenue	$81,075	$68,588	$160,022	$134,059
Cost of subscription revenue	21,786	17,753	42,729	34,938

Gross profit	59,289	50,835	117,293	99,121

Operating expenses:
Sales and marketing	28,815	24,192	58,238	47,461
Research and development	7,398	5,201	14,237	9,798
General and administrative	18,639	12,885	34,719	24,570

Total operating expenses	54,852	42,278	107,194	81,829

Income from operations	4,437	8,557	10,099	17,292
Interest income (expense), net	(229)	(225)	(466)	(494)
Foreign currency transaction gain (loss), net	434	(1,900)	(2,361)	3,069
Loss on extinguishment of debt	—	—	—	(107)

Income before income taxes	4,642	6,432	7,272	19,760
Provision for (benefit from) income taxes	1,293	1,037	(1,638)	2,614

Net income	$3,349	$5,395	$8,910	$17,146

Net income per share:
Basic	$0.09	$0.14	$0.23	$0.45

Diluted	$0.08	$0.14	$0.22	$0.44

Weighted average ordinary shares outstanding:
Basic	39,080,829	38,322,263	38,925,205	38,156,595

Diluted	39,695,320	39,212,404	39,663,454	39,034,834

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,349	$5,395	$8,910	$17,146

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0	(1,579)	2,330	2,236	(4,160)

Total other comprehensive income (loss)	(1,579)	2,330	2,236	(4,160)

Comprehensive income	$1,770	$7,725	$11,146	$12,986

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,910	$17,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,458	13,133
Amortization of capitalized in-vehicle devices owned by customers	—	517
Amortization of intangible assets	2,036	1,199
Amortization of deferred commissions, other deferred costs and debt discount	6,042	5,055
Provision for accounts receivable allowances	2,869	1,347
Unrealized foreign currency transaction (gain) loss	2,381	(3,166)
Loss on disposal of property and equipment and other assets	1,741	1,219
Share-based compensation	16,824	10,340
Change in excess tax benefits from share-based awards	(1,509)	(2,142)
Loss on extinguishment of debt	—	107
Changes in operating assets and liabilities:
Accounts receivable	(2,194)	(4,155)
Prepaid expenses and other current and long-term assets	(7,892)	(5,736)
Accounts payable, accrued expenses and other current liabilities	3,806	2,318
Accrued income taxes	(2,703)	863
Deferred revenue	(2,043)	951

Net cash provided by operating activities	46,726	38,996

Cash flows from investing activities:
Purchases of property and equipment	(16,749)	(19,976)
Capitalization of internal-use software costs	(3,406)	(1,942)
Payment for business acquired, net of cash acquired	(691)	(7,673)
Net increase in restricted cash	—	(149)

Net cash used in investing activities	(20,846)	(29,740)

Cash flows from financing activities:
Payments of borrowings under Revolving Credit Facility	—	(23,750)
Proceeds from borrowings under Credit Facility	—	22,382
Proceeds from exercise of stock options	350	1,901
Taxes paid related to net share settlement of equity awards	(9,564)	(6,220)
Change in excess tax benefits from share-based awards	1,509	2,142
Payments of capital lease obligations	(1,089)	(492)
Payments of notes payable	—	(330)

Net cash used in financing activities	(8,794)	(4,367)

Effect of exchange rate changes on cash	25	(681)

Net increase in cash	17,111	4,208
Cash, beginning of period	177,083	175,400

Cash, end of period	$194,194	$179,608

Supplemental disclosure of cash flow information:
Cash paid for interest	$420	$411
Cash paid (refunds received), net for income taxes	$290	$173
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and notes payable	$935	$2,180
Additions to property and equipment included in accounts payable or accrued expenses at the balance sheet dates	$2,740	$3,887
Leasehold improvements financed by landlord through lease incentives	$—	$2,258
Issuance of ordinary shares under employee share purchase plan	$912	$548

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business

Fleetmatics Group PLC (the “Company”) is a public limited company incorporated in the Republic of Ireland. The Company is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service (“SaaS”). Its mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. The Company offers intuitive, cost-effective Web-based and mobile solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. An integrated, full-featured mobile workforce management product provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment.

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

The accompanying consolidated balance sheet as of June 30, 2016, the consolidated statements of operations and the consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016, the results of its operations and its comprehensive income for the three and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. The consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2016 and 2015 are also unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any other interim periods or future year.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company did not have any financial assets or liabilities as of June 30, 2016 designated as Level 1.

•	Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data. The Company did not have any financial assets or liabilities as of June 30, 2016 designated as Level 2.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques. The Company has a contingent consideration liability assumed as a result of the acquisition of Ornicar SAS (“Ornicar”) of $907 as of June 30, 2016 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards Ornicar achieving certain unit sales and pricing targets at the time of acquisition and the discount rate that is based on the Company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weighting will be adjusted as the actual results provide the Company with more reliable information to weight the probability scenarios.

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of June 30, 2016 and December 31, 2015, the Company had no other assets or liabilities that would be classified under this fair value hierarchy. The fair value of the Company’s long-term debt related to the Credit Facility (as defined in Note 9 to the consolidated financial statements) approximates its carrying value due to its variable interest rate, which approximates a market interest rate.

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

Commission costs capitalized during the three months ended June 30, 2016 and 2015 totaled $3,142 and $3,089, respectively, and during the six months ended June 30, 2016 and 2015 totaled $6,948 and $5,638, respectively. Amortization of deferred commissions totaled $2,981 and $2,508 for the three months ended June 30, 2016 and 2015, respectively, and totaled $5,903 and $4,947 for the six months ended June 30, 2016 and 2015, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $18,511 and $17,518 as of June 30, 2016 and December 31, 2015, respectively. Foreign exchange differences also contribute to changes in the net amount of these deferred commission costs.

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

Costs of in-vehicle devices owned by customers that were capitalized during the three and six months ended June 30, 2015 totaled $1 and $13, respectively. Amortization of these capitalized costs totaled $91 and $517 for the three and six months ended June 30, 2015, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Generally, the Company does not enter into customer arrangements whereby title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard in the first quarter of 2016 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The standard was effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this standard in the first quarter of 2016 and it did not impact the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard requires either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of December 15, 2017 for annual reporting periods beginning after that date. The Company is in the process of evaluating the impact, if any, that the adoption of the new revenue recognition standard will have on its consolidated financial statements and footnote disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred commission costs	$9,934	$9,296
Prepaid software license fees and support	2,145	1,113
Prepaid taxes/taxes receivable	1,770	1,190
Parts and accessories	730	633
Prepaid insurance	278	696
Other	1,526	1,502

Total	$16,383	$14,430

4. Property and Equipment

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
In-vehicle devices—installed(1)	$137,633	$133,753
In-vehicle devices—uninstalled	6,270	6,829
Computer equipment	17,717	14,580
Internal-use software	15,419	11,791
Furniture and fixtures	2,344	2,667
Leasehold improvements	6,148	5,954
Land and building	1,023	1,001

Total property and equipment	186,554	176,575
Less: Accumulated depreciation and amortization(1)	(80,037)	(72,069)

Property and equipment, net	$106,517	$104,506

(1)	During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company removed $9,921 and $11,978, respectively, of fully depreciated in-vehicle devices no longer in service, which included decommissioned 2G devices.

Depreciation and amortization expense related to property and equipment totaled $9,160 and $6,567 for the three months ended June 30, 2016 and 2015, respectively, and totaled $18,458 and $13,133 for the six months ended June 30, 2016 and 2015, respectively. Of those amounts, $8,220 and $5,907 for the three months ended June 30, 2016 and 2015, respectively, and $16,545 and $11,881 for the six months ended June 30, 2016 and 2015, respectively, was recorded in cost of subscription revenue primarily related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remaining costs were included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $77,559 and $76,835 at June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016 and 2015, the Company capitalized costs of $3,406 and $1,942, respectively, associated with the development of its internal-use software related to its SaaS software offerings accessed by customers as well as customization and development of its internal business systems. Amortization expense of the internal-use software totaled $1,050 and $472 during the three months ended June 30, 2016 and 2015, respectively, and $1,903 and $950 during the six months ended June 30, 2016 and 2015, respectively. The carrying value of capitalized internal-use software was $8,765 and $7,125 as of June 30, 2016 and December 31, 2015, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of June 30, 2016 and December 31, 2015, the gross amount of assets under capital leases totaled $7,771 and $6,749, respectively, and related accumulated amortization totaled $3,644 and $2,564, respectively.

During the three months ended June 30, 2016 and 2015, the Company expensed $905 and $660, respectively, and during the six months ended June 30, 2016 and 2015 expensed $1,741 and $1,219, respectively, primarily in conjunction with installed in-vehicle devices requiring replacement. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

5. Goodwill and Intangible Assets

As of June 30, 2016 and December 31, 2015, the carrying amount of goodwill was $54,869 and $54,178, respectively, and resulted from historical acquisitions. In the first quarter of 2016, the Company recorded $72 as a purchase price adjustment resulting from the final minimum working capital requirement pursuant to the Ornicar purchase and sale agreement. In the second quarter of 2016, the Company recorded $619 as a purchase price adjustment resulting from the final minimum working capital requirement pursuant to the Visirun purchase and sale agreement. No impairment of goodwill was recorded during the six months ended June 30, 2016 or the year ended December 31, 2015.

Intangible assets consisted of the following as of June 30, 2016 and December 31, 2015, with gross and net amounts of foreign currency-denominated intangible assets reflected at June 30, 2016 and December 31, 2015 exchange rates, respectively:

	June 30, 2016
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$20,420	$(10,043)	$10,377
Acquired developed technology	6,761	(4,761)	2,000
Trademarks	819	(482)	337
Patent	201	(95)	106

Total	$28,201	$(15,381)	$12,820

	December 31, 2015
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$20,420	$(8,837)	$11,583
Acquired developed technology	6,761	(3,956)	2,805
Trademarks	819	(427)	392
Patent	196	(87)	109

Total	$28,196	$(13,307)	$14,889

Amortization expense related to intangible assets was $1,026 and $614 for the three months ended June 30, 2016 and 2015, respectively. Of those amounts, amortization expense of $403 and $308 for the three months ended June 30, 2016 and 2015, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $623 and $306 for the three months ended June 30, 2016 and 2015, respectively, was included in sales and marketing expense in the consolidated statements of operations.

Amortization expense related to intangible assets was $2,036 and $1,199 for the six months ended June 30, 2016 and 2015, respectively. Of those amounts, amortization expense of $774 and $608 for the six months ended June 30, 2016 and 2015, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $1,262 and $591 for the six months ended June 30, 2016 and 2015, respectively, was included in sales and marketing expense in the consolidated statements of operations.

We currently expect to amortize the following remaining amounts of intangible assets held at June 30, 2016 in the fiscal periods as follows:

Year ending December 31,
2016	$2,237
2017	3,152
2018	2,541
2019	2,010
2020	1,065
Thereafter	1,815

$12,820

6. Other Assets

Other assets (non-current) consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred commission costs	$8,577	$8,222
Other	1,339	1,408

Total	$9,916	$9,630

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accrued payroll and related expenses	$10,851	$11,740
Accrued professional fees	2,951	2,635
Capital lease obligations	2,182	1,898
Accrued settlements	2,102	—
Accrued marketing expense	1,322	1,324
Contingent consideration	907	1,366
Accrued rent and lease incentives	683	688
Other	5,642	4,796

Total	$26,640	$24,447

8. Other Liabilities

Other liabilities (non-current) consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred tax liabilities	$3,646	$3,486
Accrued rent and lease incentives	3,012	3,331
Capital lease obligations	2,389	2,738
Contingent consideration	62	1,154
Other	200	147

Total	$9,309	$10,856

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

On the issuance date of January 21, 2015, the Credit Facility was recorded in the consolidated balance sheet net of discount of $708, related to fees assessed by the lender at the time. During the second quarter of 2015, the Company recorded additional fees related to the debt of $159. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the maturity date. At June 30, 2016 and December 31, 2015, the debt discount balance totaled $629 and $717, respectively. Accretion amounts recognized as interest expense for the three months ended June 30, 2016 and 2015 totaled $44 and $36, respectively, and for the six months ended June 30, 2016 and 2015, totaled $88 and $63, respectively. On the issuance date, the Company also capitalized deferred financing costs of $501 related to third-party fees incurred in connection with the Credit Facility. These deferred costs are being amortized through charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the expiration date. At June 30, 2016, deferred financing cost recorded in other current assets and other assets (non-current) were $100 and $257, respectively, and totaled $357. Amortization amounts recognized as interest expense for the three months ended June 30, 2016 and 2015 totaled $25 and $25, respectively, and for the six months ended June 30, 2016 and 2015 totaled $50 and $45, respectively.

As of June 30, 2016, the Company had outstanding borrowings of $23,750 under the Credit Facility with an interest rate of 2.03% per annum. The fair value of the Company’s long-term debt related to the Credit Facility approximates its carrying value due to its variable interest rate, which approximates a market interest rate.

The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, re-borrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020. As of June 30, 2016, the Company was in compliance with all such covenants.

10. Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2016 was 27.9% and (22.5)%, respectively, on pre-tax income of $4,642 and $7,272, respectively. The effective tax rate for three months ended June 30, 2016 was higher than the statutory Irish rate of 12.5% primarily due to income being generated in a jurisdiction that has a higher tax rate than the Irish statutory rate offset by the Irish research and development tax credit. The effective tax rate for the six months ended June 30, 2016 was lower than the statutory Irish rate of 12.5% primarily due to the release of reserves related to uncertain tax positions upon the expiration of a statute of limitation in Ireland, income being generated in a jurisdiction that has a lower tax rate than the Irish statutory rate and the Irish research and development tax credit.

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

11. Share-Based Awards

2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted and the Company’s shareholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, restricted stock units and cash-based awards at an exercise price no less than the fair market value per share of the Company’s ordinary shares on the grant date and with a maximum term of seven years. These awards may be granted to the Company’s employees and non-employee directors. Pursuant to the terms of the 2011 Plan, the number of ordinary shares reserved for issuance under the 2011 Plan automatically increases by 4.75% of the outstanding ordinary shares issued and outstanding on an annual basis as of January 31. As of June 30, 2016, the number of ordinary shares reserved for issuance under the 2011 Plan was 7,282,645. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

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

Stock Option Activity

Stock option activity during the six months ended June 30, 2016 was as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2015	362,940	$5.54
Granted	—	—
Exercised	(47,557)	$7.36
Forfeited and canceled	(1,250)	$10.01

Outstanding at June 30, 2016	314,133	$5.25

Vested and expected to vest at June 30, 2016	314,109	$5.25

Exercisable at June 30, 2016	311,215	$5.18

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

The accumulated payroll deductions of any employee who is not a participant on the last day of an offering period will be refunded. An employee’s rights under the 2012 Employee Share Purchase Plan terminate upon voluntary withdrawal from the plan or when the employee ceases employment with the Company for any reason.

The 2012 Employee Share Purchase Plan may be terminated or amended by the Board of Directors at any time. An amendment that increases the number of ordinary shares that are authorized under the 2012 Employee Share Purchase Plan and certain other amendments require the approval of the Company’s shareholders.

Restricted Stock Unit Awards

In the six months ended June 30, 2016, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 1,004,346 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 411,804 ordinary shares with a weighted average grant-date fair value of $41.30. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2016. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

The following table summarizes unvested RSUs and PSUs activity for the six months ended June 30, 2016:

	Number of Unvested RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested balance at December 31, 2015	2,199,652	$36.17
Granted	1,416,150	$41.30
Vested	(646,461)	$33.03
Forfeited	(186,097)	$37.06

Unvested balance at June 30, 2016	2,783,244	$39.44

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of subscription revenue	$445	$308	$855	$559
Sales and marketing	2,931	1,960	5,831	3,784
Research and development	1,456	788	2,693	1,461
General and administrative	3,725	2,741	7,445	4,536

Total	$8,557	$5,797	$16,824	$10,340

12. Net Income per Share

Basic and diluted net income per share attributable to ordinary shareholders was calculated as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic net income per share:
Numerator:
Net income	$3,349	$5,395	$8,910	$17,146

Denominator:
Weighted average ordinary shares outstanding—basic	39,080,829	38,322,263	38,925,205	38,156,595

Net income per share—basic	$0.09	$0.14	$0.23	$0.45

Diluted net income per share:
Numerator:
Net income	$3,349	$5,395	$8,910	$17,146

Denominator:
Weighted average ordinary shares outstanding—basic	39,080,829	38,322,263	38,925,205	38,156,595
Dilutive effect of ordinary share equivalents	614,491	890,141	738,249	878,239

Weighted average ordinary shares outstanding—diluted	39,695,320	39,212,404	39,663,454	39,034,834

Net income per share—diluted	$0.08	$0.14	$0.22	$0.44

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

Future minimum lease payments under non-cancelable operating and capital leases at June 30, 2016 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
2016	$5,422	$1,248	$6,670
2017	9,689	1,963	11,652
2018	4,928	778	5,706
2019	3,747	124	3,871
2020	3,434	92	3,526
Thereafter	1,735	451	2,186

Total	$28,955	4,656	$33,611

Less amount representing interest		(85)

Present value of minimum lease payments		$4,571

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at June 30, 2016 totaled $2,554 of which $917, $1,572, and $65 is due in the years ending December 31, 2016, 2017, and 2018, respectively.

Purchase Commitments

As of June 30, 2016, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps and posted speed limits) and subscription fees for software services totaling $6,102, of which $1,786, $3,346, $951, and $19 will become payable in the years ending December 31, 2016, 2017, 2018, and 2019, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2016 and December 31, 2015.

Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive notification alleging infringement of patent or other intellectual property rights. Except as noted below, the Company is not a party to any material legal proceedings nor is the Company aware of any pending or threatened litigation that, in its opinion, would have a material adverse effect on its business or its consolidated financial position, results of operations or cash flows should such litigation be resolved unfavorably. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On October 27, 2015, Orthosie Systems, LLC filed a complaint against the Company (Orthosie Systems, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:15-cv-1681) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,430,471 entitled “Method and System for Monitoring a Vehicle” (“the ’471 Patent”). The complaint seeks unspecified damages and an injunction. On March 9, 2016, the Company filed its answer to the complaint and asserted counterclaims of noninfringement and invalidity. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot be assured that this will be the case.

On January 12, 2016, David Gillard and Jaclyn Stramiello, individually and on behalf all others similarly situated, filed a complaint against the Company (Gillard et al. v. Fleetmatics USA, LLC, et al., Civil Action No. 8:16-cv-81-T-27MAP) in the United States District Court for the Middle District of Florida alleging the Company’s U.S. subsidiaries violated certain provisions of the Fair Labor Standards Act (the “FLSA”) by failing to pay overtime, among other things. On February 8, 2016, the plaintiffs filed an amended complaint, which added another named party plaintiff, Troy Pate. On February 10, 2016 the Court struck the amended complaint and the plaintiffs filed their second amended complaint on February 12, 2016. The second amended complaint alleges essentially the same claims as previously alleged. The plaintiffs are seeking certification of the matter as a collective action under the FLSA. The FLSA permits an aggrieved person to recover as damages back pay, an equal amount of money as liquidated damages, interest and attorneys’ fees and costs. The Company filed its answer to the second amended complaint on March 11, 2016. On June 13, 2016, the parties reached an agreement in principle to a settlement in the total amount of $2,102,250 consisting of the payment of $1,575,000 in back pay and liquidated damages to the class of business development representatives (also known as web sales representatives) in all of the Company’s U.S. offices, and a total of $7,500 in incentive fees for the three named plaintiffs. In the settlement agreement, the Company also agreed to not object to plaintiffs’ attorney’s fees up to $519,750. The settlement agreement is subject to Court approval. The parties will be filing a joint motion for Court approval of the settlement agreement and for class certification following the parties’ execution of the settlement agreement, as well as seeking distribution of notice to additional potential class members. In the event the settlement agreement is not approved, and, given the inherent uncertainties of litigation, we are unable to estimate a reasonably possible range of additional losses, if any, at this time, but there can be no assurance that this matter will not have a material adverse effect on our business, financial condition, operating results, and cash flows.

14. Subsequent Event

On July 30, 2016, the Company entered into a definitive agreement to be acquired by Verizon Communications Inc. (“Verizon”) for $60.00 per ordinary share in cash. The transaction is valued at approximately $2.4 billion. The Board of Directors has unanimously approved the transaction. The transaction is expected to close in 2016, subject to, among other conditions, the Company’s shareholder approval, certain regulatory approvals and other customary closing conditions.

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service (“SaaS”). Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. Our integrated, full-featured mobile workforce management application provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of June 30, 2016, we had approximately 38,000 customers and approximately 757,000 vehicle subscriptions worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 500 or fewer vehicles. A smaller portion of our customers are enterprise businesses, each of which deploys our solutions in 500 or more vehicles. During the six months ended June 30, 2016, we collected an average of approximately 80 million data points per day from subscribers and have aggregated over 115 billion data points since our inception. We may consider the development of complementary business intelligence solutions related to this data set, which may in turn drive additional sources of revenue.

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

On July 30, 2016, the Company entered into a definitive agreement to be acquired by Verizon for $60.00 per ordinary share in cash (the “Transaction Agreement”). A description of the Transaction Agreement is contained in our Current Report on Form 8-K filed with the SEC on August 1, 2016, and a copy of the Transaction Agreement is filed as Exhibit 2.1 to such report and incorporated by reference as Exhibit 2.1 to this Quarterly Report on Form 10-Q. The transaction is valued at approximately $2.4 billion. The Board of Directors has unanimously approved the transaction. The transaction is expected to close in 2016, subject to, among other conditions, the Company’s shareholder approval, certain regulatory approvals and other customary closing conditions. A more detailed description of the transaction closing conditions is contained in our Current Report on Form 8-K filed with the SEC on August 1, 2016, and a list of such conditions is set forth on Appendix I to the Rule 2.5 Announcement attached as Exhibit 99.1 to such Current Report and incorporated by reference as Exhibit 99.1 to this Quarterly Report on Form 10-Q. Following completion of the transaction, our ordinary shares will be delisted from the New York Stock Exchange and will no longer trade publicly.

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

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional vehicle subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features of our fleet management applications to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In the six months ended June 30, 2016 and 2015, our largest customer accounted for approximately 4% and 5%, respectively, of our subscription revenue and our top 25 customers represented approximately 13% and 14%, respectively, of our subscription revenue.

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

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of June 30, 2016, we had approximately 757,000 vehicles under subscription, an increase of 21.1% from approximately 625,000 as of June 30, 2015. Our subscription revenue in the six months ended June 30, 2016 grew 19.4% to $160.0 million compared to $134.1 million in the six months ended June 30, 2015. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income of $8.9 million in the six months ended June 30, 2016 compared to net income of $17.1 million in the six months ended June 30, 2015. Adjusted EBITDA (as defined below under Key Financial and Operating Metrics) in the six months ended June 30, 2016 grew 17.4% to $49.8 million compared to $42.4 million in the six months ended June 30, 2015.

Key Financial and Operating Metrics

In addition to traditional financial metrics, we monitor the ongoing operation of our business using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Total vehicles under subscription			757,000	625,000
Adjusted EBITDA	$25,488	$21,236	$49,822	$42,420

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

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus provision for (benefit from) income taxes, interest (income) expense, net, foreign currency transaction gain (loss), net, depreciation and amortization of property and equipment, amortization of capitalized in-vehicle-devices owned by customers, amortization of intangible assets, share-based compensation, certain litigation and settlement costs, acquisition-related transaction costs and loss on extinguishment of debt.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation from or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest payments on our debt or any losses on the extinguishment of our debt;

•	Adjusted EBITDA does not reflect the costs of certain litigation and settlement payments;

•	Adjusted EBITDA does not reflect acquisition-related transaction costs;

•	Adjusted EBITDA does not include foreign currency transaction gains and losses; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$3,349	$5,395	$8,910	$17,146
Provision for (benefit from) income taxes	1,293	1,037	(1,638)	2,614
Interest (income) expense, net	229	225	466	494
Foreign currency transaction (gain) loss, net	(434)	1,900	2,361	(3,069)
Depreciation and amortization of property and equipment	9,160	6,567	18,458	13,133
Amortization of capitalized in-vehicle devices owned by customers	—	91	—	517
Amortization of intangible assets	1,026	614	2,036	1,199
Share-based compensation	8,557	5,797	16,824	10,340
Litigation and settlements	2,198	(390)	2,295	(218)
Acquisition-related transaction costs	110	—	110	157
Loss on extinguishment of debt	—	—	—	107

Adjusted EBITDA (unaudited)	$25,488	$21,236	$49,822	$42,420

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

Our contract terms generally are 36 months in duration for fleet management customers and 12 months in duration for field service management customers for their initial term, both of which renew automatically for one or three-year periods thereafter, unless the customer elects not to renew. We collect fees from our customers for a ratable portion of the contract on a periodic basis, generally on a monthly basis in advance. Our payment terms are typically monthly; however, we continue to enable certain of our customers to prepay all or part of their contractual obligations quarterly, annually or for the full contract term in exchange for a modest prepayment discount that is reflected in the pricing of the contract.

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to communications, third-party data and hosting costs (which include the cost of telecommunications charges for data; subscription fees paid to third-party providers of Internet maps; posted speed limit, local address and other data; and costs of hosting of our software applications underlying our product offerings); third-party costs related to the maintenance and repair of installed in-vehicle devices, which we refer to as field service costs; depreciation of in-vehicle devices (including installation and shipping costs related to these devices); amortization of capitalized in-vehicle devices owned by customers; personnel costs (including share-based compensation) of our customer support activities and related to configuration of our solutions to interface with the customers’ workflow or other internal systems where necessary; amortization expense for internal-use capitalized software costs; amortization of developed technology acquired as part of our acquisition of Visirun in November 2015, Ornicar in February 2015, KKT in May 2014, and Connect2Field in August 2013; amortization of the patent for our vehicle tracking system; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. We allocate a portion of customer support costs related to assisting in the sales process to sales and marketing expense.

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

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and other financial information as of and for the three and six months ended June 30, 2016, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Results of Operations

The following table presents our results of operations in thousands of dollars and as a percentage of subscription revenue for each of the periods indicated (certain items may not foot due to rounding).

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands)
Subscription revenue	$81,075	100.0%	$68,588	100.0%	$160,022	100.0%	$134,059	100.0%
Cost of subscription revenue	21,786	26.9	17,753	25.9	42,729	26.7	34,938	26.1

Gross profit	59,289	73.1	50,835	74.1	117,293	73.3	99,121	73.9

Operating expenses:
Sales and marketing	28,815	35.5	24,192	35.3	58,238	36.4	47,461	35.4
Research and development	7,398	9.1	5,201	7.6	14,237	8.9	9,798	7.3
General and administrative	18,639	23.0	12,885	18.8	34,719	21.7	24,570	18.3

Total operating expenses	54,852	67.7	42,278	61.6	107,194	67.0	81,829	61.0

Income from operations	4,437	5.5	8,557	12.5	10,099	6.3	17,292	12.9
Interest income (expense), net	(229)	(0.3)	(225)	(0.3)	(466)	(0.3)	(494)	(0.4)
Foreign currency transaction gain (loss), net	434	0.5	(1,900)	(2.8)	(2,361)	(1.5)	3,069	2.3
Loss on extinguishment of debt	—	—	—	—	—	—	(107)	(0.1)

Income before income taxes	4,642	5.7	6,432	9.4	7,272	4.5	19,760	14.7
Provision for (benefit from) income taxes	1,293	1.6	1,037	1.5	(1,638)	(1.0)	2,614	1.9

Net income	$3,349	4.1%	$5,395	7.9%	$8,910	5.6%	$17,146	12.8%

Comparison of Three and Six Months Ended June 30, 2016 and 2015

Subscription Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Subscription revenue	$81,075	$68,588	18.2%	$160,022	$134,059	19.4%

Subscription revenue increased by $12.5 million, or 18.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased $26.0 million, or 19.4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 21.1% year-over-year. As of the period-ends, the number of vehicles under subscription increased from approximately 625,000 as of June 30, 2015 to approximately 757,000 as of June 30, 2016. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions, including the addition of 78 sales and marketing personnel from period-end to period-end, as well as growth related to our international expansion activities.

Cost of Subscription Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of subscription revenue	$21,786	$17,753	22.7%	$42,729	$34,938	22.3%

Cost of subscription revenue increased by $4.0 million, or 22.7%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was primarily due to an increase in variable expenses resulting from an increase in the number of vehicles under subscription, which grew approximately 21.1% period-end to period-end (inclusive of the costs associated with acquired in-vehicle devices from the Visirun acquisition in November 2015, and to a lesser extent, the Ornicar acquisition in February 2015). Depreciation and amortization of installed in-vehicle devices increased by $1.3 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Additionally, depreciation expense related to production equipment increased by $0.3 million. Field service costs for maintenance and repair of installed in-vehicle devices increased by $1.1 million primarily due to the increase in number of vehicles under subscription. Payroll and related expenses, inclusive of share-based compensation expense, increased by $0.7 million primarily due to an increase of 36 employees in our customer support and configuration groups. Amortization of internal-use software increased by $0.5 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by $0.1 million primarily due to amortization related to the intangible assets acquired in the Visirun acquisition. Acquired developed technology is amortized over its estimated useful lives, which range from three to five years, based on the pattern over which we expect to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

Cost of subscription revenue increased by $7.8 million, or 22.3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to an increase in variable expenses resulting from an increase in the number of vehicles under subscription, which grew approximately 21.1% period-end to period-end (inclusive of the costs associated with acquired in-vehicle devices from the Visirun acquisition in November 2015, and to a lesser extent, the Ornicar acquisition in February 2015). Depreciation and amortization of installed in-vehicle devices increased by $2.5 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Additionally, depreciation expense related to production equipment increased by $0.7 million. Field service costs for maintenance and repair of installed in-vehicle devices increased by $2.1 million primarily due to the increase in the number of vehicles under subscription. Payroll and related expenses, inclusive of share-based compensation expense, increased by $1.5 million primarily due to an increase of 36 employees in our customer support and configuration groups. Amortization of internal-use software increased by $0.9 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by $0.1 million primarily due to amortization related to the intangible assets acquired in the Visirun acquisition. Acquired developed technology is amortized over its estimated useful lives, which range from three to five years, based on the pattern over which we expect to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, our cost of subscription revenue increased from 25.9% in the three months ended June 30, 2015 to 26.9% in the three months ended June 30, 2016 and increased from 26.1% in the six months ended June 30, 2015 to 26.7% in the six months ended June 30, 2016. We continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription. However, these efficiencies were offset by implementation costs related to our field service management application, an increase in amortization expense associated with investment in our internal-use software, an increase in fleet management costs due to the increase in the number of vehicles under subscription and, to a lesser extent, accelerated costs due to terminated subscriptions.

Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing expense	$28,815	$24,192	19.1%	$58,238	$47,461	22.7%

Sales and marketing expense increased $4.6 million, or 19.1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, including the addition of sales and marketing personnel from the Ornicar and Visirun acquisitions, the expansion of dedicated sales teams to support our field service management application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs, inclusive of commissions and share-based compensation expense, of $3.8 million, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 78 sales and marketing personnel from period-end to period-end added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $0.2 million due to additional marketing and advertising efforts. Facilities expense increased by $0.3 million as a result of additional office space requirements related to our additional hiring efforts. Amortization expense increased by $0.3 million related to customer relationships and trademarks acquired in the Visirun acquisition. Customer relationships and trademarks are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which we expect to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

Sales and marketing expense increased $10.8 million, or 22.7%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, including the addition of sales and marketing personnel from the Ornicar and Visirun acquisitions, the expansion of dedicated sales teams to support our field service management application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs, inclusive of commissions and share-based compensation expense, of $8.2 million, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 78 sales and marketing personnel from period-end to period-end added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $1.0 million due to additional marketing and advertising efforts. Facilities expense increased by $0.9 million as a result of additional office space requirements related to our additional hiring efforts. Amortization expense increased by $0.7 million related to customer relationships and trademarks acquired in the Visirun acquisition. Customer relationships and trademarks are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which we expect to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense increased from 35.3% in the three months ended June 30, 2015 to 35.5% in the three months ended June 30, 2016, and increased from 35.4% in the six months ended June 30, 2015 to 36.4% in the six months ended June 30, 2016. These increases were primarily due to the increases in payroll and related expenses and advertising and promotional expenditures period-over-period as noted above. Other cost increases in sales and marketing expense were in line with the percentage growth in subscription revenue period-over-period.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development expense	$7,398	$5,201	42.2%	$14,237	$9,798	45.3%

Research and development expense increased $2.2 million, or 42.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $1.9 million, travel expense of $0.1 million and facilities expense of $0.2 million, all incurred related to an additional 48 employees hired (inclusive of research and development personnel from the Visirun acquisition) to further enhance and develop our products.

Research and development expense increased $4.4 million, or 45.3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $3.8 million, travel expense of $0.1 million and facilities expense of $0.5 million, all incurred related to an additional 48 employees hired (inclusive of research and development personnel from the Visirun acquisition) to further enhance and develop our products.

Research and development expense for the three months ended June 30, 2016 and 2015 of $7.4 million and $5.2 million, respectively, and for the six months ended June 30, 2016 and 2015 of $14.2 million and $9.8 million, respectively, was recorded net after capitalization of $1.6 million, $0.9 million, $3.0 million and $1.8 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, increased from 7.6% in the three months ended June 30, 2015 to 9.1% in the three months ended June 30, 2016, and increased from 7.3% in the six months ended June 30, 2015 to 8.9% in the six months ended June 30, 2016. These increases were primarily due to the increases in payroll and related expenses period-over-period as noted above.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative expense	$18,639	$12,885	44.7%	$34,719	$24,570	41.3%

General and administrative expense increased $5.8 million, or 44.7%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase was primarily due to an increase of $3.1 million in professional fees related to settlement costs and legal fees for certain legal matters (see Note 13 to our consolidated financial statements for further details about litigation). Also contributing to the increase in general and administrative expense period-over-period was an increase of $1.4 million in payroll-related costs, inclusive of share-based compensation, $0.2 million of facilities expense, and $0.2 million of travel expenses primarily the result of an increase of 23 general and administrative personnel period-over-period (inclusive of general and administrative personnel from the Visirun acquisition) in order to support the growth in the business. Bad debt expense increased $0.6 million due to the increase in the number of customers and their related accounts receivable balances period-over-period. Audit and tax expense increased $0.2 million primarily due to acquisition-related transaction costs. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.1 million in merchant and bank fees.

General and administrative expense increased $10.1 million, or 41.3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was primarily due to an increase of $3.4 million in professional fees related to legal fees and settlement costs for certain legal matters (see Note 13 to our consolidated financial statements for further details about litigation). Also contributing to the increase in general and administrative expense period-over-period was an increase of $4.6 million in payroll-related costs, inclusive of share-based compensation, $0.1 million of travel expenses, and $0.3 million of facilities expenses primarily the result of an increase of 23 general and administrative personnel period-over-period (inclusive of general and administrative personnel from the Visirun acquisition) in order to support the growth in the business. Bad debt expense increased $1.5 million due to the increase in the number of customers and their related accounts receivable balances period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.2 million in merchant and bank fees.

As a percentage of subscription revenue, general and administrative expense increased from 18.8% in the three months ended June 30, 2015 to 23.0% in the three months ended June 30, 2016 and increased from 18.3% in the six months ended June 30, 2015 to 21.7% in the six months ended June 30, 2016. These increases were primarily due to the increases in professional fees related to settlement costs and legal fees, payroll and related expenses and bad debt expense period-over-period as noted above.

Interest Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income (expense), net	$(229)	$(225)	1.8%	$(466)	$(494)	(5.7)%

Interest income (expense), net for the three months ended June 30, 2016 increased $4 thousand, or 1.8%, as compared to the three months ended June 30, 2015, and decreased $28 thousand in the six months ended June 30, 2016, or 5.7%, as compared to the six months ended June 30, 2015 and primarily reflects the interest expense incurred on our long-term debt and capital leases as well as amortization expense of related debt discounts and deferred financing costs. See Note 9 to our consolidated financial statements for further details about our existing credit facility with Citibank, N.A., or the Credit Facility. Interest income netted against interest expense was immaterial in the three and six months ended June 30, 2016 and 2015.

Foreign Currency Transaction Gain (Loss), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Foreign currency transaction gain (loss), net	$434	$(1,900)	(122.8)%	$(2,361)	$3,069	(176.9)%

For the three months ended June 30, 2016, we recognized $0.4 million in foreign currency transaction gains as compared to $1.9 million in foreign currency transaction losses for the three months ended June 30, 2015. For the six months ended June 30, 2016, we recognized $2.4 million in foreign currency transaction losses as compared to $3.1 million in foreign currency transaction gains for the six months ended June 30, 2015. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on certain asset balances and intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. Dollar compared to other currencies in which we transact, primarily the Euro and British Pound Sterling, and to a lesser extent the Australian Dollar. The $2.4 million foreign currency transaction loss recognized for the six months ended June 30, 2016 is primarily the result of the movement in the Euro which strengthened by approximately 2% compared to the U.S. Dollar. The $3.1 million foreign currency transaction gain recognized for the six months ended June 30, 2015 is primarily the result of the movement in the Euro which weakened by approximately 8% compared to the U.S. Dollar.

Loss on Extinguishment of Debt

In January 2015, we used the $23.8 million in net proceeds from the borrowings under the Credit Facility with Citibank, N.A. to pay in full the amounts due under the Amended Revolving Credit Facility with Wells Fargo Capital Finance, LLC. The repayment of the Wells Fargo Capital Finance, LLC debt was accounted for as a debt extinguishment. For the six months ended June 30, 2015, we recognized a loss on extinguishment of debt of $0.1 million, which was primarily comprised of the write-off of unamortized debt issuance costs.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$1,293	$1,037	24.7%	$(1,638)	$2,614	(162.7)%

Our provision for (benefit from) for income taxes consists primarily of taxes in Ireland, the United States and the United Kingdom. We are subject to tax in various jurisdictions that apply various statutory rates of tax to our income. Each of these jurisdictions has its own tax law, which is subject to interpretation on a jurisdiction-by-jurisdiction basis. In Ireland, our operating entity is subject to tax at a 12.5% tax rate on its trading income and 25% on its non-trading income and our non-operating entities are subject to tax at a 25% or 0% tax rate, while our foreign subsidiaries in the United States and the United Kingdom are subject to tax rates of approximately 39% and 20%, respectively.

Our effective income tax rate for the three and six months ended June 30, 2016 was 27.9% and (22.5)%, respectively, on pre-tax income of $4.6 million and $7.3 million, respectively. The effective tax rate for three months ended June 30, 2016 was higher than the statutory Irish rate of 12.5% primarily due to income being generated in a jurisdiction that has a higher tax rate than the Irish statutory rate offset by the Irish research and development tax credit. The effective tax rate for the six months ended June 30, 2016 was lower than the statutory Irish rate of 12.5% primarily due to the release of reserves related to uncertain tax positions upon the expiration of a statute of limitation in Ireland, income being generated in a jurisdiction that has a lower tax rate than the Irish statutory rate and the Irish research and development tax credit.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows provided by operating activities	$46,726	$38,996
Cash flows used in investing activities	(20,846)	(29,740)
Cash flows used in financing activities	(8,794)	(4,367)
Effect of exchange rate changes on cash	25	(681)

Net increase in cash	$17,111	$4,208

Operating Activities

Operating activities provided $46.7 million and $39.0 million of cash in the six months ended June 30, 2016 and 2015, respectively. The cash flow provided by operating activities in the six months ended June 30, 2016 resulted primarily from our net income of $8.9 million, net non-cash charges of $48.8 million, and net uses of cash of $11.0 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $26.5 million of depreciation and amortization expense, $16.8 million of share-based compensation expense, $2.9 million of provisions for accounts receivable allowances, $1.7 million for losses on disposal of property and equipment and other assets, $2.4 million of unrealized foreign currency transaction losses, and $1.5 million in excess tax benefits from share-based awards. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $2.2 million increase in our accounts receivable from customers and a $7.9 million increase in prepaid expenses and other assets, a $2.7 million decrease in accrued income taxes, and a $2.0 million decrease in deferred revenue, partially offset by a $3.8 million increase in accounts payable, accrued expenses and other current liabilities. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The decrease in our accrued taxes was due to net decreases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the quarter.

Operating activities provided $39.0 million of cash in the six months ended June 30, 2015. The cash flow provided by operating activities in the six months ended June 30, 2015 resulted primarily from our net income of $17.1 million, net non-cash charges of $27.6 million, and net uses of cash of $5.8 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $19.9 million of depreciation and amortization expense, $10.3 million of share-based compensation expense, $1.3 million of provisions for accounts receivable allowances, $1.2 million for losses on disposal of property and equipment and other assets, $0.1 million for losses on extinguishment of debt, $3.2 million of unrealized foreign currency transaction gains, and $2.1 million in excess tax benefits from share-based awards. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $4.2 million increase in our accounts receivable from customers and a $5.7 million increase in prepaid expenses and other assets, partially offset by a $2.3 million increase in accounts payable, accrued expenses and other current liabilities, a $1.0 million increase in deferred revenue, and a $0.9 million increase in accrued income taxes. The increase in deferred revenue was attributable to a greater number of customers prepaying for a portion of their subscription during the period. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The increase in our accrued taxes was due to net increases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription, and to a lesser extent due to several annual customer invoices issued during the period. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the period.

Investing Activities

Net cash used in investing activities was $20.8 million and $29.7 million for the three months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities consisted primarily of cash paid to purchase property and equipment of $16.7 million and $20.0 million in the six months ended June 30, 2016 and 2015, respectively, as well as costs capitalized for internal-use software of $3.4 million and $1.9 million in the six months ended June 30, 2016 and 2015, respectively. In addition, net cash used in investing activities consisted of working capital adjustments pursuant to the Visirun and Ornicar purchase and sale agreements of $0.7 million in the six months ended June 30, 2016 and cash paid to acquire Ornicar of $7.7 million in the six months ended June 30, 2015.

Financing Activities

Net cash used in financing activities was $8.8 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in financing activities for the six months ended June 30, 2016 consisted of payments of taxes related to net share settlement of equity awards of $9.6 million, payments of our capital lease obligations of $1.1 million, partially offset by proceeds from the issuance of ordinary shares under stock option plans of $0.4 million and from excess tax benefits from share-based awards of $1.5 million. Net cash used in financing activities for the six months ended June 30, 2015 consisted of payments of borrowings under the Amended Revolving Credit Facility of $23.8 million, payments of taxes related to net share settlement of equity awards of $6.2 million, payments of our capital lease obligations of $0.5 million, and payments of notes payable of $0.3 million, partially offset by net proceeds from borrowings under our Credit Facility of $22.4 million, proceeds from the issuance of ordinary shares under stock option plans of $1.9 million and from excess tax benefits from share-based awards of $2.1 million.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our building, office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease 31,641 square feet of office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in July 2019. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Charlotte, North Carolina, Scottsdale, Arizona, Sydney, Australia, Reading, Berkshire in the United Kingdom, Utrecht, The Netherlands, Grenoble, France, and Warsaw, Poland for our sales, marketing and customer care organizations under lease agreements that expire at various dates through 2024. We lease office space in Florence, Italy primarily for research and development employees. We have a mortgage for our office building in Ferrara, Italy which we use primarily for our sales, marketing and customer support organizations in Italy.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2019.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2018.

The following table summarizes our contractual obligations at June 30, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit Facility(1)	$23,847	$202	$406	$23,239	$—
Capital lease obligations(2)	4,656	2,364	1,702	364	226
Operating lease obligations(3)	19,574	5,003	7,669	5,710	1,192
Outstanding purchase obligations(4)	6,101	3,492	2,609	—	—
Data center commitments(5)	2,554	1,834	720	—	—

Total(6)	$56,732	$12,895	$13,106	$29,313	$1,418

(1)	Represents the outstanding borrowings and contractually required unused line fees and service fees contractually required under our Credit Facility in existence at June 30, 2016.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of June 30, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of June 30, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of June 30, 2016. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of June 30, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $1.0 million recorded as liabilities for unrecognized tax benefits (inclusive of $0.3 million of accrued interest and penalties) as of June 30, 2016 as we are unable to make reasonably reliable estimates of when cash settlement will occur. See Note 10 to our consolidated financial statements for further details about income taxes.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements for further details about recently issued and adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction losses of $2.4 million were recorded for the six months ended June 30, 2016. Net foreign currency transaction gains of $3.1 million were recorded for the six months ended June 30, 2015.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. Dollar into U.S. Dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. Dollars using period-end exchange rates and their income statements are translated into U.S. Dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation gains of $2.2 million were recorded for the six months ended June 30, 2016. Net foreign currency translation losses of $4.2 million were recorded for the six months ended June 30, 2015.

As we pursue our growth strategy, which includes expanding our business internationally, more of our revenues, expenses, assets and liabilities will be subject to foreign currency translation into U.S. Dollars for consolidated reporting purposes. For the six months ended June 30, 2016, approximately 13.7% of our revenues and approximately 25.4% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. Dollar and therefore are subject to foreign currency translation exposure. In addition, 21.6% of our assets and 19.4% of our liabilities were subject to foreign currency translation exposure as of June 30, 2016 as compared to 21.5% of our assets and 20.2% of our liabilities as of December 31, 2015.

Currently, our largest foreign currency exposures are those with respect to the Euro, the British Pound Sterling, and the Australian Dollar. Relative to foreign currency exposures existing at June 30, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the six months ended June 30, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $8.4 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of June 30, 2016. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. We are exposed to market risk from changes in interest rates with respect to our Credit Facility which bears interest at variable rates (based on our discretion) plus an applicable margin based on certain financial covenants. As of June 30, 2016, $23.8 million was outstanding under the Credit Facility with an interest rate of 2.03% per annum. A one percentage point increase or decrease in interest rates would have impacted our future annual interest expense due under the debt by an aggregate of approximately $0.2 million.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the six month periods ended June 30, 2016 and 2015. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FLEETMATICS GROUP PLC

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive notification alleging infringement of patent or other intellectual property rights. The Company is not a party to any material legal proceedings (except as noted below), nor is the Company aware of any pending or threatened litigation that, in its opinion, would have a material adverse effect on its business or its consolidated financial position, results of operations or cash flows should such litigation be resolved unfavorably. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On October 27, 2015, Orthosie Systems, LLC filed a complaint against the Company (Orthosie Systems, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:15-cv-1681) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,430,471 entitled “Method and System for Monitoring a Vehicle” (“the ’471 Patent”). The complaint seeks unspecified damages and an injunction. On March 9, 2016, the Company filed its answer to the complaint and asserted counterclaims of noninfringement and invalidity. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot be assured that this will be the case.

On January 12, 2016, David Gillard and Jaclyn Stramiello, individually and on behalf all others similarly situated, filed a complaint against the Company (Gillard et al. v. Fleetmatics USA, LLC, et al., Civil Action No. 8:16-cv-81-T-27MAP) in the United States District Court for the Middle District of Florida alleging the Company’s U.S. subsidiaries violated certain provisions of the Fair Labor Standards Act (the “FLSA”) by failing to pay overtime, among other things. On February 8, 2016, the plaintiffs filed an amended complaint, which added another named party plaintiff, Troy Pate. On February 10, 2016 the Court struck the amended complaint and the plaintiffs filed their second amended complaint on February 12, 2016. The second amended complaint alleges essentially the same claims as previously alleged. The plaintiffs are seeking certification of the matter as a collective action under the FLSA. The FLSA permits an aggrieved person to recover as damages back pay, an equal amount of money as liquidated damages, interest and attorneys’ fees and costs. The Company filed its answer to the second amended complaint on March 11, 2016. On June 13, 2016, the parties reached an agreement in principle to a settlement in the total amount of $2,102,250 consisting of the payment of $1,575,000 in back pay and liquidated damages to the class of business development representatives (also known as web sales representatives) in all of the Company’s U.S. offices, and a total of $7,500 in incentive fees for the three named plaintiffs. In the settlement agreement, the Company also agreed to not object to plaintiffs’ attorney’s fees up to $519,750. The settlement agreement is subject to Court approval. The parties will be filing a joint motion for Court approval of the settlement agreement and for class certification following the parties’ execution of the settlement agreement, as well as seeking distribution of notice to additional potential class members. In the event the settlement agreement is not approved, and, given the inherent uncertainties of litigation, we are unable to estimate a reasonably possible range of additional losses, if any, at this time, but there can be no assurance that this matter will not have a material adverse effect on our business, financial condition, operating results, and cash flows.

Item 1A.	Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which Fleetmatics has little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in our Annual and subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. Except for the risk factor listed below, there were no material changes in our risk factors previously disclosed in our Annual Report.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

The announcement in June 2016 of the referendum of the United Kingdom’s membership of the European Union (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. While the referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum may also give rise to calls for the governments of other European Union member states to consider withdrawal. The announcement of Brexit may cause significant volatility in global stock markets and currency exchange rate fluctuations which may adversely affect our financial results and cash flows.

The announcement and pendency of our agreement to be acquired by Verizon could adversely affect our business.

On July 30, 2016, we entered into a definitive agreement to be acquired by Verizon for $60.00 per ordinary share in cash.

Uncertainty about the effect of the proposed transaction on our clients, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the transaction. There can be no assurance that our employees, including key personnel, will be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and operations and parties with which we do business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with us. Uncertainty may cause clients to refrain from or delay doing business with us, and could cause prospective clients to be reluctant to enter into new contracts with us, which could adversely affect our business, results of operations and financial condition.

The failure to complete the transaction with Verizon could adversely affect our business.

Consummation of the transaction with Verizon is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion. A description of such conditions is contained in our Current Report on Form 8-K filed with the SEC on August 1, 2016, and a list of such conditions is set forth on Appendix I to the Rule 2.5 Announcement attached as Exhibit 99.1 to such Current Report and incorporated by reference as Exhibit 99.1 to this Quarterly Report on Form 10-Q. Many of the conditions to consummation of the transaction are not within our control or the control of Verizon and neither of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the transaction will not be consummated in the expected time frame or that the Transaction Agreement may be terminated. If the proposed transaction is not completed, the share price of our ordinary shares may drop to the extent that the current market price of our ordinary shares reflects an assumption that a transaction will be completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our clients, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated.

While the transaction with Verizon is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The Transaction Agreement includes restrictions on the conduct of our business prior to the completion of the transaction, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Verizon’s prior written consent. We may find that these and other contractual arrangements in the Transaction Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and Board of Directors think they may be advisable. The pendency of the transaction may also divert management’s attention and our resources from ongoing business and operations. Our employees and customers may have uncertainties about the effects of the transaction. In connection with the pending transaction, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the transaction. Similarly, current and prospective employees may experience uncertainty about their future roles with us during the period leading up to and following completion of the transaction, which may harm our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our ordinary shares and our perceived acquisition value, regardless of whether the transaction is completed. In addition, whether or not the transaction is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our business results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, we withheld 247,939 restricted share units at an average price of $37.91 to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about the withheld restricted share units for the six months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2016—January 31, 2016	655	$50.63
February 1, 2016—February 29, 2016	20,189	$41.25
March 1, 2016—March 31, 2016	144,269	$37.37
April 1, 2016—April 30, 2016	16,855	$38.98
May 1, 2016—May 31, 2016	60,656	$37.19
June 1, 2016—June 30, 2016	5,315	$43.13

Total	247,939	$37.91

Item 6.	Exhibits

Exhibit No.	Exhibit

2.1	Transaction Agreement by and among the Company, Bidco and Verizon, dated July 30, 2016 (incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K filed by the Company on August 1, 2016).

10.1	Expenses Reimbursement Agreement between the Company and Verizon, dated July 30, 2016 (incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K filed by the Company on August 1, 2016).

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Rule 2.5 Announcement, dated August 1, 2016 (incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K filed by the Company on August 1, 2016).

101*	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: August 5, 2016	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)