Form 10-Q
period 2016-09-30
Fleetmatics Group plc
filed 2016-11-07
CIK 1526160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s ordinary shares, €0.015 par value per share, as of October 31, 2016 was 39,244,809.

FLEETMATICS GROUP PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FLEETMATICS GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$160,088	$177,083
Restricted cash	141	135
Accounts receivable, net of allowances of $2,558 and $2,233 at September 30, 2016 and December 31, 2015, respectively	24,336	20,971
Prepaid expenses and other current assets	16,248	14,430

Total current assets	200,813	212,619
Property and equipment, net	108,571	104,506
Goodwill	69,700	54,178
Intangible assets, net	21,444	14,889
Deferred tax assets, net	6,538	6,573
Other assets	11,162	9,630

Total assets	$418,228	$402,395

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,680	$7,853
Accrued expenses and other current liabilities	32,985	24,447
Deferred revenue	19,477	22,339

Total current liabilities	64,142	54,639
Deferred revenue	6,989	7,951
Accrued income taxes	2,076	3,739
Long-term debt, net of discount of $717 at December 31, 2015	—	23,033
Other liabilities	12,900	10,856

Total liabilities	86,107	100,218

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, €0.015 par value; 66,666,663 shares authorized; 39,206,737 and 38,686,288 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	748	739
Additional paid-in capital	339,743	320,670
Accumulated other comprehensive loss	(4,923)	(7,673)
Accumulated deficit	(3,447)	(11,559)

Total shareholders’ equity	332,121	302,177

Total liabilities and shareholders’ equity	$418,228	$402,395

The accompanying notes are an integral part of the consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Subscription revenue	$83,148	$73,471	$243,170	$207,530
Cost of subscription revenue	21,553	18,808	64,282	53,746

Gross profit	61,595	54,663	178,888	153,784

Operating expenses:
Sales and marketing	30,657	24,771	88,895	72,232
Research and development	7,851	5,669	22,088	15,467
General and administrative	22,179	14,483	56,898	39,053

Total operating expenses	60,687	44,923	167,881	126,752

Income from operations	908	9,740	11,007	27,032
Interest income (expense), net	(229)	(183)	(695)	(677)
Foreign currency transaction gain (loss), net	(716)	(1,074)	(3,077)	1,995
Loss on extinguishment of debt	—	—	—	(107)
Other income (expense), net	—	(40)	—	(40)

Income (loss) before income taxes	(37)	8,443	7,235	28,203
Provision for (benefit from) income taxes	761	(373)	(877)	2,241

Net income (loss)	$(798)	$8,816	$8,112	$25,962

Net income (loss) per share:
Basic	$(0.02)	$0.23	$0.21	$0.68

Diluted	$(0.02)	$0.22	$0.20	$0.66

Weighted average ordinary shares outstanding:
Basic	39,187,241	38,478,125	39,013,188	38,264,949

Diluted	39,187,241	39,460,848	39,834,463	39,125,249

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(798)	$8,816	$8,112	$25,962

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0	514	401	2,750	(3,759)

Total other comprehensive income (loss)	514	401	2,750	(3,759)

Comprehensive income (loss)	$(284)	$9,217	$10,862	$22,203

The accompanying notes are an integral part of these consolidated financial statements.

FLEETMATICS GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,112	$25,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,746	20,520
Amortization of capitalized in-vehicle devices owned by customers	—	639
Amortization of intangible assets	3,110	1,814
Amortization of deferred commissions, other deferred costs and debt discount	9,162	7,589
Provision for accounts receivable allowances	3,947	2,529
Unrealized foreign currency transaction (gain) loss	3,058	(2,165)
Loss on disposal of property and equipment and other assets	2,622	2,224
Share-based compensation	27,564	17,010
Change in excess tax benefits from share-based awards	(1,586)	3,624
Loss on extinguishment of debt	—	107
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,938)	(5,527)
Prepaid expenses and other current and long-term assets	(10,587)	(9,566)
Accounts payable, accrued expenses and other current liabilities	9,684	5,142
Accrued income taxes	(2,439)	404
Deferred revenue	(3,856)	(1,228)

Net cash provided by operating activities	71,599	69,078

Cash flows from investing activities:
Purchases of property and equipment	(26,392)	(32,494)
Capitalization of internal-use software costs	(5,134)	(3,222)
Payment for businesses acquired, net of cash acquired	(21,955)	(7,673)
Net increase in restricted cash	—	(149)

Net cash used in investing activities	(53,481)	(43,538)

Cash flows from financing activities:
Payments of borrowings under Revolving Credit Facility	—	(23,750)
Proceeds from borrowings under Credit Facility	—	46,132
Payments of borrowings under Credit Facility	(23,750)	(23,750)
Proceeds from exercise of stock options	371	2,437
Taxes paid related to net share settlement of equity awards	(11,584)	(6,600)
Change in excess tax benefits from share-based awards	1,586	(3,624)
Payments of capital lease obligations	(1,646)	(1,019)
Payments of notes payable	—	(399)

Net cash used in financing activities	(35,023)	(10,573)

Effect of exchange rate changes on cash	(90)	(1,020)

Net increase (decrease) in cash	(16,995)	13,947
Cash, beginning of period	177,083	175,400

Cash, end of period	$160,088	$189,347

Supplemental disclosure of cash flow information:
Cash paid for interest	$623	$833
Cash paid (refunds received), net for income taxes	$291	$314
Supplemental disclosure of non-cash financing and investing activities:
Acquisition of property and equipment and software through capital leases and notes payable	$935	$3,409
Additions to property and equipment included in accounts payable or accrued expenses at the balance sheet dates	$2,005	$2,030
Leasehold improvements financed by landlord through lease incentives	$—	$2,258
Issuance of ordinary shares under employee share purchase plan	$912	$548

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

The accompanying consolidated balance sheet as of September 30, 2016, the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016, the results of its operations and its comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015. The consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2016 and 2015 are also unaudited. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any other interim periods or future year.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. The Company did not have any financial assets or liabilities as of September 30, 2016 designated as Level 1.

•	Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data. The Company did not have any financial assets or liabilities as of September 30, 2016 designated as Level 2.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques. The Company has a contingent consideration liability assumed as a result of the acquisitions of Ornicar SAS (“Ornicar”) and of Inosat – Consultoria Informática, S.A. (“Inosat”) of $4,126 as of September 30, 2016 designated as Level 3. The Company’s contingent purchase consideration is valued by probability weighting expected payment scenarios and then applying a discount based on the present value of the future cash flow streams. This liability is classified as Level 3 because the probability weighting of future payment scenarios is based on assumptions developed by management. The Company determined a probability weighting that is weighted towards Ornicar achieving certain unit sales and pricing targets at the time of acquisition and the discount rate that is based on the Company’s weighted average cost of capital which is then adjusted for the time value of money. The Company determined a probability weighting that is weighted towards Inosat achieving certain unit sales, pricing targets and EBITDA at the time of acquisition and the discount rate that is based on the Company’s weighted average cost of capital which is then adjusted for the time value of money. The probability weightings will be adjusted as the actual results provide the Company with more reliable information to weight the probability scenarios.

The carrying values of accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the short-term nature of these assets and liabilities. As of September 30, 2016 and December 31, 2015, the Company had no other assets or liabilities that would be classified under this fair value hierarchy.

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

Commission costs capitalized during the three months ended September 30, 2016 and 2015 totaled $3,156 and $4,103, respectively, and during the nine months ended September 30, 2016 and 2015 totaled $10,104 and $9,741, respectively. Amortization of deferred commissions totaled $3,042 and $2,465 for the three months ended September 30, 2016 and 2015, respectively, and totaled $8,945 and $7,412 for the nine months ended September 30, 2016 and 2015, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Deferred commission costs, net of amortization, are included in other current and long-term assets in the consolidated balance sheets and totaled $18,620 and $17,518 as of September 30, 2016 and December 31, 2015, respectively. Foreign exchange differences also contribute to changes in the net amount of these deferred commission costs.

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

Costs of in-vehicle devices owned by customers that were capitalized during the three and nine months ended September 30, 2015 totaled $379 and $392, respectively. Amortization of these capitalized costs totaled $122 and $639 for the three and nine months ended September 30, 2015, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. Generally, the Company does not enter into customer arrangements whereby title to the in-vehicle devices transfers to the customer upon delivery or installation of the in-vehicle device.

Recently Issued and Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 requires application using a retrospective transition method. The Company is currently assessing the potential impact of ASU 2016-15 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-09 on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard requires either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of December 15, 2017 for annual reporting periods beginning after that date. The Company is in the process of evaluating the impact, if any, that the adoption of the new revenue recognition standard will have on its consolidated financial statements and footnote disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred commission costs	$9,960	$9,296
Prepaid software license fees and support	2,445	1,113
Parts and accessories	1,043	633
Prepaid taxes/taxes receivable	866	1,190
Prepaid insurance	174	696
Other	1,760	1,502

Total	$16,248	$14,430

4. Property and Equipment

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
In-vehicle devices—installed(1)	$141,382	$133,753
In-vehicle devices—uninstalled	7,219	6,829
Computer equipment	18,552	14,580
Internal-use software	17,186	11,791
Furniture and fixtures	2,352	2,667
Leasehold improvements	6,166	5,954
Land and building	1,026	1,001

Total property and equipment	193,883	176,575
Less: Accumulated depreciation and amortization(1)	(85,312)	(72,069)

Property and equipment, net	$108,571	$104,506

(1)	During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company removed $13,706 and $11,978, respectively, of fully depreciated in-vehicle devices no longer in service, which included decommissioned 2G devices.

Depreciation and amortization expense related to property and equipment totaled $9,288 and $7,387 for the three months ended September 30, 2016 and 2015, respectively, and totaled $27,746 and $20,520 for the nine months ended September 30, 2016 and 2015, respectively. Of those amounts, $8,362 and $6,470 for the three months ended September 30, 2016 and 2015, respectively, and $24,907 and $18,350 for the nine months ended September 30, 2016 and 2015, respectively, was recorded in cost of subscription revenue primarily related to depreciation of installed in-vehicle devices and amortization of internal-use software and the remaining costs were included in various operating expenses. The carrying value of installed in-vehicle devices (including shipping and installation costs), net of accumulated depreciation, was $78,690 and $76,835 at September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016 and 2015, the Company capitalized costs of $5,134 and $3,222, respectively, associated with the development of its internal-use software related to its SaaS software offerings accessed by customers as well as customization and development of its internal business systems. Amortization expense of the internal-use software totaled $1,092 and $662 during the three months ended September 30, 2016 and 2015, respectively, and $2,995 and $1,613 during the nine months ended September 30, 2016 and 2015, respectively. The carrying value of capitalized internal-use software was $9,423 and $7,125 as of September 30, 2016 and December 31, 2015, respectively. Foreign exchange differences also contribute to changes in the carrying value of internal-use software.

As of September 30, 2016 and December 31, 2015, the gross amount of assets under capital leases totaled $7,784 and $6,749, respectively, and related accumulated amortization totaled $4,181 and $2,564, respectively.

During the three months ended September 30, 2016 and 2015, the Company expensed $881 and $1,005, respectively, and during the nine months ended September 30, 2016 and 2015 expensed $2,622 and $2,224, respectively, primarily in conjunction with installed in-vehicle devices requiring replacement. The expense was recorded in cost of subscription revenue and is included in loss on disposal of property and equipment and other assets in the consolidated statements of cash flows.

5. Business Combination

On September 2, 2016, the Company acquired all of the stock and equity interests of Inosat – Consultoria Informática, S.A. (“Inosat”), a Portugal-based privately-held SaaS-based provider of fleet management solutions. The total consideration of $24,886 consisted of $21,633 of cash paid to acquire all of the assets of Inosat and to assume a nominal amount of liabilities and $3,253 of contingent consideration. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was recorded as goodwill of $14,831. This acquisition reflects the Company’s global growth strategy to further expand into mainland Europe and to acquire additional customers in new territories.

The following table summarizes the purchase price for Inosat and the estimated fair values of the separately identifiable assets acquired and liabilities assumed as of September 2, 2016:

Purchase consideration:
Total purchase price, net of cash acquired	$24,518
Cash acquired	368

Total purchase consideration	$24,886

Assets acquired and liabilities assumed:
Cash	$368
Accounts receivable	2,379
Prepaid expenses and other current assets	286
Property and equipment	1,498
Other long-term assets	783
Identifiable intangible assets	9,705
Goodwill	14,831

Total assets acquired, inclusive of goodwill	$29,850
Accounts payable, accrued expenses and other current liabilities	(2,414)
Deferred tax liabilities	(2,550)

Total liabilities assumed	(4,964)

Total	$24,886

The estimated fair value of the intangible assets acquired as of the acquisition date was $9,705 with a useful life of three to eight years. The acquired intangible assets consisted of customer relationships, developed technology and trademarks.

The results of Inosat have been included in the consolidated financial statements from the acquisition date of September 2, 2016. The results of Inosat were not included in pro forma combined historical results of operation of the Company as they are not material.

6. Goodwill and Intangible Assets

As of September 30, 2016 and December 31, 2015, the carrying amount of goodwill was $69,700 and $54,178, respectively, and resulted from historical acquisitions. In the first quarter of 2016, the Company recorded $72 as a purchase price adjustment resulting from the final minimum working capital requirement pursuant to the Ornicar purchase and sale agreement. In the second quarter of 2016, the Company recorded $619 as a purchase price adjustment resulting from the final minimum working capital requirement pursuant to the Visirun purchase and sale agreement. In the third quarter of 2016, the Company recorded $14,831 related to the acquisition of Inosat. No impairment of goodwill was recorded during the nine months ended September 30, 2016 or the year ended December 31, 2015.

Intangible assets consisted of the following as of September 30, 2016 and December 31, 2015, with gross and net amounts of foreign currency-denominated intangible assets reflected at September 30, 2016 and December 31, 2015 exchange rates, respectively:

	September 30, 2016
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$29,197	$(10,840)	$18,357
Acquired developed technology	7,264	(5,006)	2,258
Trademarks	1,244	(518)	726
Patent	201	(98)	103

Total	$37,906	$(16,462)	$21,444

	December 31, 2015
	Gross Amount	Accumulated Amortization	Carrying Value
Customer relationships	$20,420	$(8,837)	$11,583
Acquired developed technology	6,761	(3,956)	2,805
Trademarks	819	(427)	392
Patent	196	(87)	109

Total	$28,196	$(13,307)	$14,889

Amortization expense related to intangible assets was $1,074 and $615 for the three months ended September 30, 2016 and 2015, respectively. Of those amounts, amortization expense of $242 and $309 for the three months ended September 30, 2016 and 2015, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $832 and $306 for the three months ended September 30, 2016 and 2015, respectively, was included in sales and marketing expense in the consolidated statements of operations.

Amortization expense related to intangible assets was $3,110 and $1,814 for the nine months ended September 30, 2016 and 2015, respectively. Of those amounts, amortization expense of $1,016 and $917 for the nine months ended September 30, 2016 and 2015, respectively, was included in the cost of subscription revenue in the consolidated statements of operations, and amortization expense of $2,094 and $897 for the nine months ended September 30, 2016 and 2015, respectively, was included in sales and marketing expense in the consolidated statements of operations.

We currently expect to amortize the following remaining amounts of intangible assets held at September 30, 2016 in the fiscal periods as follows:

Year ending December 31,
2016	$1,910
2017	5,385
2018	4,343
2019	3,442
2020	2,217
Thereafter	4,147

$21,444

7. Other Assets

Other assets (non-current) consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred commission costs	$8,660	$8,222
Other	2,502	1,408

Total	$11,162	$9,630

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accrued payroll and related expenses	$13,087	$11,740
Accrued professional fees	6,408	2,635
Contingent consideration	2,561	1,366
Capital lease obligations	2,041	1,898
Accrued marketing expense	1,475	1,324
Accrued rent and lease incentives	669	688
Other	6,744	4,796

Total	$32,985	$24,447

9. Other Liabilities

Other liabilities (non-current) consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred tax liabilities	$6,206	$3,486
Accrued rent and lease incentives	2,858	3,331
Capital lease obligations	1,982	2,738
Contingent consideration	1,627	1,154
Other	227	147

Total	$12,900	$10,856

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

On the issuance date of January 21, 2015, the Credit Facility was recorded in the consolidated balance sheet net of discount of $708, related to fees assessed by the lender at the time. During the second quarter of 2015, the Company recorded additional fees related to the debt of $159. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the maturity date. At September 30, 2016 and December 31, 2015, the debt discount balance totaled $585 and $717, respectively. Accretion amounts recognized as interest expense for the three months ended September 30, 2016 and 2015 totaled $44 and $44, respectively, and for the nine months ended September 30, 2016 and 2015, totaled $132 and $107, respectively. On the issuance date, the Company also capitalized deferred financing costs of $501 related to third-party fees incurred in connection with the Credit Facility. These deferred costs are being amortized through charges to interest expense using the effective-interest method over the five-year term of the Credit Facility to the expiration date. At September 30, 2016, deferred financing cost recorded in other current assets and other assets (non-current) were $100 and $232, respectively, and totaled $332. Amortization amounts recognized as interest expense for the three months ended September 30, 2016 and 2015 totaled $25 and $25, respectively, and for the nine months ended September 30, 2016 and 2015 totaled $75 and $70, respectively.

As of September 30, 2016, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility contains certain customary financial, affirmative and negative covenants including a maximum leverage ratio and minimum interest coverage ratio and negative covenants that limit or restrict, among other things, dividends, secured indebtedness, mergers and fundamental changes, asset dispositions and sales, investments and acquisitions, liens and encumbrances, transactions with affiliates, and other matters customarily restricted in such agreements. Amounts borrowed under the Credit Facility may be repaid and, subject to customary terms and conditions, re-borrowed at any time during and up to the maturity date. Any outstanding balance under the Credit Facility is due and payable no later than January 21, 2020. As of September 30, 2016, the Company was in compliance with all such covenants.

11. Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2016 was (2056.8)% and (12.1)%, respectively, on pre-tax income (loss) of $(37) thousand and $7,235, respectively. The effective tax rate for three months ended September 30, 2016 was lower than the statutory Irish rate of 12.5% primarily due to the net loss in the period. The effective tax rate for the nine months ended September 30, 2016 was lower than the statutory Irish rate of 12.5% primarily due to the release of reserves related to uncertain tax positions upon the expiration of a statute of limitation in Ireland, income being generated in a jurisdiction that has a lower tax rate than the Irish statutory rate and the Irish research and development tax credit.

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

12. Share-Based Awards

2011 Stock Option and Incentive Plan

In September 2011, the Board of Directors adopted and the Company’s shareholders approved the 2011 Stock Option and Incentive Plan (the “2011 Plan”). The 2011 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, restricted stock units and cash-based awards at an exercise price no less than the fair market value per share of the Company’s ordinary shares on the grant date and with a maximum term of seven years. These awards may be granted to the Company’s employees and non-employee directors. Pursuant to the terms of the 2011 Plan, the number of ordinary shares reserved for issuance under the 2011 Plan automatically increases by 4.75% of the outstanding ordinary shares issued and outstanding on an annual basis as of January 31. As of September 30, 2016, the number of ordinary shares reserved for issuance under the 2011 Plan was 7,282,645. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

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

Stock Option Activity

Stock option activity during the nine months ended September 30, 2016 was as follows:

	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2015	362,940	$5.54
Granted	—	—
Exercised	(49,648)	$7.47
Forfeited and canceled	(4,050)	$10.01

Outstanding at September 30, 2016	309,242	$5.18

Vested and expected to vest at September 30, 2016	309,242	$5.18

Exercisable at September 30, 2016	309,242	$5.18

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

Restricted Stock Unit Awards

In the nine months ended September 30, 2016, the Company granted service-based restricted stock units (“RSUs”) for the purchase of 1,107,111 ordinary shares and performance-based restricted stock units (“PSUs”) for the purchase of 426,804 ordinary shares with a weighted average grant-date fair value of $42.16. The RSUs have restrictions which lapse four years from the date of grant. Restrictions on the PSUs will lapse based upon the achievement of certain financial performance targets during the applicable performance period, which ends on December 31, 2016. The grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. Periodically throughout the performance period, the Company estimates the likelihood of achieving performance goals. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. If the targets are not achieved, the shares will be forfeited by the employee.

The following table summarizes unvested RSUs and PSUs activity for the nine months ended September 30, 2016:

	Number of Unvested RSUs and PSUs	Weighted Average Grant-Date Fair Value
Unvested balance at December 31, 2015	2,199,652	$36.17
Granted	1,533,915	$42.16
Vested	(723,018)	$34.67
Forfeited	(204,039)	$38.39

Unvested balance at September 30, 2016	2,806,510	$39.67

Share-based Compensation

The Company recognized share-based compensation expense from all awards in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of subscription revenue	$498	$328	$1,353	$887
Sales and marketing	3,994	2,049	9,825	5,833
Research and development	1,673	893	4,366	2,354
General and administrative	4,575	3,400	12,020	7,936

Total	$10,740	$6,670	$27,564	$17,010

13. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to ordinary shareholders was calculated as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(798)	$8,816	$8,112	$25,962

Denominator:
Weighted average ordinary shares outstanding—basic	39,187,241	38,478,125	39,013,188	38,264,949

Net income (loss) per share—basic	$(0.02)	$0.23	$0.21	$0.68

Diluted net income per share:
Numerator:
Net income (loss)	$(798)	$8,816	$8,112	$25,962

Denominator:
Weighted average ordinary shares outstanding—basic	39,187,241	38,478,125	39,013,188	38,264,949
Dilutive effect of ordinary share equivalents	—	982,723	821,275	860,300

Weighted average ordinary shares outstanding—diluted	39,187,241	39,460,848	39,834,463	39,125,249

Net income (loss) per share—diluted	$(0.02)	$0.22	$0.20	$0.66

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

Future minimum lease payments under non-cancelable operating and capital leases at September 30, 2016 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases	Total
2016	$2,892	$673	$3,565
2017	10,428	1,966	12,394
2018	5,669	779	6,448
2019	4,503	124	4,627
2020	4,147	92	4,239
Thereafter	3,726	453	4,179

Total	$31,365	4,087	$35,452

Less amount representing interest		(63)

Present value of minimum lease payments		$4,024

Data Center Agreements

The Company has agreements with various vendors to provide specialized space and services for the Company to host its software application. Future minimum payments under non-cancelable data center agreements at September 30, 2016 totaled $2,099 of which $459, $1,574 and $66 is due in the years ending December 31, 2016, 2017, and 2018, respectively.

Purchase Commitments

As of September 30, 2016, the Company had non-cancelable purchase commitments related to telecommunications, subscription fees for third-party data (such as Internet maps and posted speed limits) and subscription fees for software services totaling $5,198, of which $882, $3,346, $951 and $19 will become payable in the years ending December 31, 2016, 2017, 2018 and 2019, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its consolidated financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2016 and December 31, 2015.

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

On October 27, 2015, Orthosie Systems, LLC filed a complaint against the Company (Orthosie Systems, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:15-cv-1681) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,430,471 entitled “Method and System for Monitoring a Vehicle.” The complaint seeks unspecified damages and an injunction. On March 9, 2016, the Company filed its answer to the complaint and asserted counterclaims of noninfringement and invalidity. The parties have exchanged proposed claim constructions and a Markman hearing is currently scheduled for December 14, 2016. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot be assured that this will be the case.

On August 30, 2016, Rothschild Digital Confirmation, LLC filed a complaint against the Company (Rothschild Digital Confirmation, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:16-cv-00968) in the United States District Court for the Eastern District of Texas alleging infringement of claims 1 and 27 of U.S. Patent No. 7,456,872 (“the ’872 patent”) entitled “Device and Method of Embedding and Retrieving Information in Digital Images.” The complaint seeks unspecified damages and an injunction. On October 4, 2016, Rothschild Digital Confirmation filed an amended complaint withdrawing claim 27 and asserting infringement of claim 1 only. The Company’s answer or response to the amended complaint is due on December 9, 2016. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot be assured that this will be the case.

On January 12, 2016, David Gillard and Jaclyn Stramiello, individually and on behalf of all others similarly situated, filed a complaint against the Company (Gillard et al. v. Fleetmatics USA, LLC, et al., Civil Action No. 8:16-cv-81-T-27MAP) in the United States District Court for the Middle District of Florida alleging the Company’s U.S. subsidiaries violated certain provisions of the Fair Labor Standards Act (the “FLSA”) by failing to pay overtime, among other things. On February 8, 2016, the plaintiffs filed an amended complaint, which added another named party plaintiff, Troy Pate. On February 10, 2016 the Court struck the amended complaint and the plaintiffs filed their second amended complaint on February 12, 2016. The second amended complaint alleges essentially the same claims as previously alleged. The plaintiffs sought certification of the matter as a collective action under the FLSA. The FLSA permits an aggrieved person to recover as damages back pay, an equal amount of money as liquidated damages, interest and attorneys’ fees and costs. The Company filed its answer to the second amended complaint on March 11, 2016. On August 16, 2016, the parties executed a settlement agreement providing for an aggregate settlement amount of $2,102,250 consisting of the payment of $1,559,188 in back pay and liquidated damages to members of the class of business development representatives, or web sales representatives, in the Company’s U.S. offices, $17,500 in incentive fees for the named plaintiffs and one of the opt-in plaintiffs, and the Company’s agreement not to object to attorneys’ fees up to $525,562. The settlement agreement was subject to Court approval. On August 19, 2016, the parties filed a joint motion for Court approval of the settlement agreement and class certification. The Court denied the motion to approve the settlement agreement without prejudice, requested the removal of certain confidentiality provisions, and reserved ruling on the remainder of the motion pending the submission of the amended settlement agreement. On September 29, 2016, the parties jointly filed the amended settlement agreement for the same aggregate amount as set out in the August 16, 2016 settlement agreement and renewed their motion for approval. On November 4, 2016, the Court granted final approval of the settlement agreement, conditionally certified the matter as a collective action for purposes of settlement and dismissed the case with prejudice. Pursuant to the terms of the settlement agreement, the Company must appoint an administrator for payout of claims to class members, and any amounts unclaimed by the class members at the end of the payout period provided in the settlement agreement will revert to the Company.

15. Subsequent Events

On July 30, 2016, the Company entered into a definitive agreement (the “Transaction Agreement”) to be acquired by Verizon for $60.00 per ordinary share in cash (the “Acquisition”). The Acquisition was approved by the shareholders of the Company at a Court Meeting of shareholders of the Company and at an Extraordinary General Meeting of shareholders of the Company, each held on October 12, 2016. The Acquisition was subsequently sanctioned by the High Court of Ireland at a Court Hearing held on November 4, 2016. Pursuant to the terms of the Transaction Agreement, at the effective time of the scheme of arrangement under Chapter 1 of Part 9 of the Irish Companies Act of 2014 and in accordance with the Irish Takeover Panel Act 1997, Takeover Rules 2013, as amended, all of the issued share capital of the Company will be cancelled and automatically converted into the right to receive the cash payments provided for pursuant to the terms of the Transaction Agreement. Following completion of the Acquisition, the Company’s ordinary shares will be delisted from the New York Stock Exchange and will no longer trade publicly. A description of the Transaction Agreement is contained in our Current Report on Form 8-K filed with the SEC on August 1, 2016, and a copy of the Transaction Agreement is filed as Exhibit 2.1 to such report and incorporated by reference as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

As previously reported, the Company entered into a Transaction Agreement (the “Transaction Agreement”) on July 30, 2016 by and among the Company, Verizon Communications Inc., a Delaware corporation (“Verizon”), and Verizon Business International Holdings B.V., a private limited company incorporated under the laws of the Netherlands and a wholly-owned subsidiary of Verizon (“Bidco”), in connection with a proposed acquisition of the entire issued and to be issued share capital of the Company, whereby Bidco will acquire all of the issued and to be issued share capital of the Company not already owned by Verizon or its subsidiaries for cash by means of a scheme of arrangement under Chapter 1 of Part 9 of the Irish Companies Act of 2014 and in accordance with the Irish Takeover Panel Act 1997, Takeover Rules2013, as amended. In accordance with the Transaction Agreement, on October 4, 2016, the Company repaid in full all amounts owed under that certain Credit Agreement, dated as of January 21, 2015, by and among the Company, Fleetmatics Development Limited, and Fleetmatics USA, LLC as the borrowers, certain financial institutions as the lenders (the “Lenders”) and Citibank, N.A., as administrative agent for the Lenders, as amended by that First Amendment to Credit Agreement, dated as of April 29, 2016 (the “Credit Agreement”) and terminated the Credit Agreement. The Company did not incur any prepayment penalties in connection with repaying and terminating the Credit Agreement.

On November 1, 2016, the Company acquired Berlin, Germany-based TrackEasy, a SaaS-based provider of fleet management solutions in Germany and Poland. TrackEasy will add approximately 15,000 vehicles under subscription to our existing installed base.

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

Overview

Fleetmatics is a leading global provider of mobile workforce solutions for service-based businesses of all sizes delivered as software-as-a-service (“SaaS”). Our mobile software platform enables businesses to meet the challenges associated with managing their local fleets of commercial vehicles and improve productivity by extracting actionable business intelligence from real-time and historical vehicle and driver behavioral data. We offer intuitive, cost-effective Web-based and mobile application solutions that provide fleet operators with visibility into vehicle location, fuel usage, speed and mileage and other insights into their mobile workforce, enabling them to reduce operating and capital costs, as well as increase revenue. Our integrated, full-featured mobile workforce management application provides additional efficiencies related to job management by empowering the field worker and expediting the job completion process from quote through payment. As of September 30, 2016, we had approximately 42,000 customers and approximately 826,000 vehicle subscriptions worldwide. The substantial majority of our customers are small and medium-sized businesses, or SMBs, each of which deploys our solutions in 500 or fewer vehicles. A smaller portion of our customers are enterprise businesses, each of which deploys our solutions in 500 or more vehicles. During the nine months ended September 30, 2016, we collected an average of approximately 82 million data points per day from subscribers and have aggregated over 123 billion data points since our inception. We may consider the development of complementary business intelligence solutions related to this data set, which may in turn drive additional sources of revenue.

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

On July 30, 2016, the Company entered into a definitive agreement (the “Transaction Agreement”) to be acquired by Verizon for $60.00 per ordinary share in cash (the “Acquisition”). The Acquisition was approved by our shareholders at a Court Meeting of shareholders of Fleetmatics and at an Extraordinary General Meeting of shareholders of Fleetmatics, each held on October 12, 2016. The Acquisition was subsequently sanctioned by the High Court of Ireland at a Court Hearing held on November 4, 2016. Pursuant to the terms of the Transaction Agreement, at the effective time of the scheme of arrangement under Chapter 1 of Part 9 of the Irish Companies Act of 2014 and in accordance with the Irish Takeover Panel Act 1997, Takeover Rules 2013, as amended, all of our share capital will be cancelled and automatically converted into the right to receive the cash payments provided for pursuant to the terms of the Transaction Agreement. Following completion of the transaction, our ordinary shares will be delisted from the New York Stock Exchange and will no longer trade publicly. A description of the Transaction Agreement is contained in our Current Report on Form 8-K filed with the SEC on August 1, 2016, and a copy of the Transaction Agreement is filed as Exhibit 2.1 to such report and incorporated by reference as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

In September 2016, we acquired Lisbon, Portugal-based Inosat – Consultoria Informática, S.A. (“Inosat”), a SaaS-based provider of fleet management solutions. Inosat added approximately 50,000 vehicles under subscription to Fleetmatics’ existing installed base. This acquisition is consistent with our global growth strategy to further expand into mainland Europe and to acquire additional customers in new territories.

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

We have achieved significant revenue growth historically. Our growth has been driven through a combination of selling to new customers, selling additional vehicle subscriptions to existing customers, as their number of vehicles under management increases, as well as selling additional features of our fleet management applications to our existing customers. Our customer acquisition model is designed to be efficient and scalable by focusing on acquiring large volumes of leads primarily through Web-based sales and marketing efforts. Through these efforts, we have successfully driven strong growth in sales among a relatively diverse and distributed SMB customer base. In the nine months ended September 30, 2016 and 2015, our largest customer accounted for approximately 4% and 5%, respectively, of our subscription revenue and our top 25 customers represented approximately 12% and 13%, respectively, of our subscription revenue.

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

In each quarter since our inception, we have increased our number of customers and the number of vehicles subscribed to our solutions. As of September 30, 2016, we had approximately 826,000 vehicles under subscription, an increase of 26.1% from approximately 655,000 as of September 30, 2015. Our subscription revenue in the nine months ended September 30, 2016 grew 17.2% to $243.2 million compared to $207.5 million in the nine months ended September 30, 2015. As the business has grown, we have leveraged our scale to negotiate improved pricing associated with application hosting, procurement of in-vehicle devices, telecommunication services and third-party data subscription services. We reported net income of $8.1 million in the nine months ended September 30, 2016 compared to net income of $26.0 million in the nine months ended September 30, 2015. Adjusted EBITDA (as defined below under Key Financial and Operating Metrics) in the nine months ended September 30, 2016 grew 14.6% to $77.0 million compared to $67.2 million in the nine months ended September 30, 2015.

Key Financial and Operating Metrics

In addition to traditional financial metrics, we monitor the ongoing operation of our business using a number of financially and non-financially derived metrics that are not included in our consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Total vehicles under subscription			826,000	655,000
Adjusted EBITDA	$27,196	$24,773	$77,018	$67,193

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following unaudited table presents a reconciliation from net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Net Income to Adjusted EBITDA:
Net income (loss)	$(798)	$8,816	$8,112	$25,962
Provision for (benefit from) income taxes	761	(373)	(877)	2,241
Interest (income) expense, net	229	183	695	677
Foreign currency transaction (gain) loss, net	716	1,074	3,077	(1,995)
Depreciation and amortization of property and equipment	9,288	7,387	27,746	20,520
Amortization of capitalized in-vehicle devices owned by customers	—	122	—	639
Amortization of intangible assets	1,074	615	3,110	1,814
Share-based compensation	10,740	6,670	27,564	17,010
Litigation and settlements	183	—	2,478	(218)
Acquisition-related transaction costs	5,003	279	5,113	436
Loss on extinguishment of debt	—	—	—	107

Adjusted EBITDA (unaudited)	$27,196	$24,773	$77,018	$67,193

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

Cost of Subscription Revenue

Cost of subscription revenue consists primarily of costs related to communications, third-party data and hosting costs (which include the cost of telecommunications charges for data; subscription fees paid to third-party providers of Internet maps; posted speed limit, local address and other data; and costs of hosting of our software applications underlying our product offerings); third-party costs related to the maintenance and repair of installed in-vehicle devices, which we refer to as field service costs; depreciation of in-vehicle devices (including installation and shipping costs related to these devices); amortization of capitalized in-vehicle devices owned by customers; personnel costs (including share-based compensation) of our customer support activities and related to configuration of our solutions to interface with the customers’ workflow or other internal systems where necessary; amortization expense for internal-use capitalized software costs; amortization of developed technology acquired as part of our acquisition of Inosat in September 2016, Visirun in November 2015, Ornicar in February 2015, KKT in May 2014, and Connect2Field in August 2013; amortization of the patent for our vehicle tracking system; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. We allocate a portion of customer support costs related to assisting in the sales process to sales and marketing expense.

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

Sales and Marketing

Sales and marketing expenses consist primarily of wages and benefits (including share-based compensation) for sales and marketing personnel, including the amortization of deferred commissions and travel related expenses; advertising and promotional costs; and an allocation of occupancy and general office related expenses, such as rent and utilities, based on headcount. Also included in our sales and marketing expenses is the amortization of the value of customer relationships and trademarks acquired as part of our SageQuest acquisition in 2010, Ornicar in February 2015, Visirun in November 2015, and Inosat in September 2016. Advertising costs consist primarily of pay-per-click advertising with search engines, other online and offline advertising media, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. We capitalize commission costs that are incremental and directly related to the acquisition of new customer contracts with a term of greater than one year. For the majority of our customer contracts, we pay commissions in full when we receive the initial customer contract for a new subscription or a renewal subscription. For all other customer contracts, we pay commissions in full when we receive the initial customer payment for a new subscription or a renewal subscription. Commission costs are capitalized upon payment and are amortized as expense ratably over the term of the related non-cancelable customer contract, in proportion to the recognition of the subscription revenue. If a subscription agreement is terminated, the unamortized portion of any deferred commission cost is recognized as an expense immediately.

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

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and other financial information as of and for the three and nine months ended September 30, 2016, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Results of Operations

The following table presents our results of operations in thousands of dollars and as a percentage of subscription revenue for each of the periods indicated (certain items may not foot due to rounding).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands)
Subscription revenue	$83,148	100.0%	$73,471	100.0%	$243,170	100.0%	$207,530	100.0%
Cost of subscription revenue	21,553	25.9	18,808	25.6	64,282	26.4	53,746	25.9

Gross profit	61,595	74.1	54,663	74.4	178,888	73.6	153,784	74.1

Operating expenses:
Sales and marketing	30,657	36.9	24,771	33.7	88,895	36.6	72,232	34.8
Research and development	7,851	9.4	5,669	7.7	22,088	9.1	15,467	7.5
General and administrative	22,179	26.7	14,483	19.7	56,898	23.4	39,053	18.8

Total operating expenses	60,687	73.0	44,923	61.1	167,881	69.0	126,752	61.1

Income from operations	908	1.1	9,740	13.3	11,007	4.5	27,032	13.0
Interest income (expense), net	(229)	(0.3)	(183)	(0.2)	(695)	(0.3)	(677)	(0.3)
Foreign currency transaction gain (loss), net	(716)	(0.9)	(1,074)	(1.5)	(3,077)	(1.3)	1,995	1.0
Loss on extinguishment of debt	—	—	—	—	—	—	(107)	(0.1)
Other income (expense), net	—	—	(40)	(0.1)	—	—	(40)	(0.0)

Income (loss) before income taxes	(37)	(0.0)	8,443	11.5	7,235	3.0	28,203	13.6
Provision for (benefit from) income taxes	761	0.9	(373)	(0.5)	(877)	(0.4)	2,241	1.1

Net income (loss)	$(798)	(1.0)%	$8,816	12.0%	$8,112	3.3%	$25,962	12.5%

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

Subscription Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Subscription revenue	$83,148	$73,471	13.2%	$243,170	$207,530	17.2%

Subscription revenue increased by $9.7 million, or 13.2%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased $35.6 million, or 17.2% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This revenue growth was primarily driven by the increase in the average number of vehicles under subscription, which grew by approximately 26.1% year-over-year. As of the period-ends, the number of vehicles under subscription increased from approximately 655,000 as of September 30, 2015 to approximately 826,000 as of September 30, 2016. The increase in vehicles under subscription was due in large part to our investment in sales and marketing of our solutions, including the addition of 95 sales and marketing personnel from period-end to period-end, as well as growth related to our international expansion activities.

Cost of Subscription Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of subscription revenue	$21,553	$18,808	14.6%	$64,282	$53,746	19.6%

Cost of subscription revenue increased by $2.7 million, or 14.6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was primarily due to an increase in variable expenses resulting from an increase in the number of vehicles under subscription, which grew approximately 26.1% period-end to period-end (inclusive of the costs associated with acquired in-vehicle devices from the Visirun acquisition in November 2015, and to a lesser extent, the Inosat acquisition in September 2016 and the Ornicar acquisition in February 2015). Depreciation and amortization of installed in-vehicle devices increased by $1.1 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Additionally, depreciation expense related to production equipment increased by $0.3 million. Payroll and related expenses, inclusive of share-based compensation expense, increased by $0.9 million primarily due to an increase of 58 employees in our customer support and configuration groups. Amortization of internal-use software increased by $0.4 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website.

Cost of subscription revenue increased by $10.5 million, or 19.6%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in variable expenses resulting from an increase in the number of vehicles under subscription, which grew approximately 26.1% period-end to period-end (inclusive of the costs associated with acquired in-vehicle devices from the Visirun acquisition in November 2015, and to a lesser extent, the Inosat acquisition in September 2016 and the Ornicar acquisition in February 2015). Depreciation and amortization of installed in-vehicle devices increased by $3.6 million primarily due to the increase in the number of vehicles under subscription as well as additional costs incurred due to the migration of some of our customers from 2G to 3G networks. Additionally, depreciation expense related to production equipment increased by $1.0 million. Field service costs for maintenance and repair of installed in-vehicle devices increased by $2.1 million primarily due to the increase in the number of vehicles under subscription. Payroll and related expenses, inclusive of share-based compensation expense, increased by $2.4 million primarily due to an increase of 58 employees in our customer support and configuration groups. Amortization of internal-use software increased by $1.3 million as a result of increased capitalized costs period-over-period related to our internal-use software applications accessed by our customers through our website. Amortization of acquired developed technology increased by $0.1 million primarily due to amortization related to the intangible assets acquired in the Visirun acquisition. Acquired developed technology is amortized over its estimated useful lives, which range from three to five years, based on the pattern over which we expect to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, our cost of subscription revenue increased from 25.6% in the three months ended September 30, 2015 to 25.9% in the three months ended September 30, 2016 and increased from 25.9% in the nine months ended September 30, 2015 to 26.4% in the nine months ended September 30, 2016. We continue to negotiate improved pricing for our subscriber-based costs, such as the cost of in-vehicle devices, data communication charges and third-party data subscription fees, including those for mapping and posted speed limit data and have achieved improved economies of scale from our hosting activities and configuration personnel as these components of our costs result in minimal incremental cost per vehicle under subscription. However, these efficiencies were offset by implementation costs related to our field service management application, an increase in amortization expense associated with investment in our internal-use software, an increase in fleet management costs due to the increase in the number of vehicles under subscription and, to a lesser extent, accelerated costs due to terminated subscriptions.

Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing expense	$30,657	$24,771	23.8%	$88,895	$72,232	23.1%

Sales and marketing expense increased $5.9 million, or 23.8%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, including the addition of sales and marketing personnel from the Ornicar, Visirun and Inosat acquisitions, the expansion of dedicated sales teams to support our field service management application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs, inclusive of commissions and share-based compensation expense, of $4.9 million, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 95 sales and marketing personnel from period-end to period-end added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $0.5 million due to additional marketing and advertising efforts. Amortization expense increased by $0.5 million related to customer relationships and trademarks acquired in the Inosat and Visirun acquisitions. Customer relationships and trademarks are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which we expect to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

Sales and marketing expense increased $16.7 million, or 23.1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was primarily due to the expansion of our sales and marketing efforts into international markets, including the addition of sales and marketing personnel from the Ornicar, Visirun and Inosat acquisitions, the expansion of dedicated sales teams to support our field service management application, and our continued investment in building brand and category awareness in our market to drive customer adoption of our solutions. We incurred increased payroll-related costs, inclusive of commissions and share-based compensation expense, of $13.0 million, and increased travel expense of $0.2 million, primarily related to the expansion of our sales and marketing teams. These increases were the result of an increase of 95 sales and marketing personnel from period-end to period-end added to further pursue the continued sales growth strategy of our business. We also increased the number of our marketing personnel to focus on lead generation, brand awareness and search engine optimization. Advertising and promotional expenditures increased by $1.5 million due to additional marketing and advertising efforts. Facilities expense increased by $0.8 million as a result of additional office space requirements related to our additional hiring efforts. Amortization expense increased by $1.2 million related to customer relationships and trademarks acquired in the Inosat and Visirun acquisitions. Customer relationships and trademarks are amortized over their estimated useful lives, which range from three to nine years, based on the pattern over which we expect to consume the economic benefit of each asset which in general reflects the expected cash flows from each asset.

As a percentage of subscription revenue, sales and marketing expense increased from 33.7% in the three months ended September 30, 2015 to 36.9% in the three months ended September 30, 2016, and increased from 34.8% in the nine months ended September 30, 2015 to 36.6%in the nine months ended September 30, 2016. These increases were primarily due to the increases in payroll and related expenses and advertising and promotional expenditures period-over-period as noted above. Other cost increases in sales and marketing expense were in line with the percentage growth in subscription revenue period-over-period.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development expense	$7,851	$5,669	38.5%	$22,088	$15,467	42.8%

Research and development expense increased $2.2 million, or 38.5%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $1.7 million, travel expense of $0.1 million and facilities expense of $0.3 million, all incurred related to an additional 61 employees hired (inclusive of research and development personnel from the Inosat and Visirun acquisitions), as well as $0.1 million of consulting costs to further enhance and develop our products.

Research and development expense increased $6.6 million, or 42.8%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was primarily due to additional payroll-related costs, inclusive of share-based compensation, of $5.3 million, travel expense of $0.2 million and facilities expense of $0.8 million, all incurred related to an additional 61 employees hired (inclusive of research and development personnel from the Inosat and Visirun acquisitions), as well as $0.3 million of consulting costs to further enhance and develop our products.

Research and development expense for the three months ended September 30, 2016 and 2015 of $7.9 million and $5.7 million, respectively, and for the nine months ended September 30, 2016 and 2015 of $22.1 million and $15.5 million, respectively, was recorded net after capitalization of $1.7 million, $1.2 million, $4.7 million and $3.0 million, respectively, of costs related to our internal-use software applications accessed by our customers through our website.

As a percentage of subscription revenue, research and development expense, net of capitalized costs related to our internal-use software applications, increased from 7.7% in the three months ended September 30, 2015 to 9.4% in the three months ended September 30, 2016, and increased from 7.5% in the nine months ended September 30, 2015 to 9.1% in the nine months ended September 30, 2016. These increases were primarily due to the increases in payroll and related expenses period-over-period as noted above.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative expense	$22,179	$14,483	53.1%	$56,898	$39,053	45.7%

General and administrative expense increased $7.7 million, or 53.1%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase was primarily due to an increase of $5.1 million in professional fees related to acquisition-related transaction costs. Also contributing to the increase in general and administrative expense period-over-period was an increase of $2.4 million in payroll-related costs, inclusive of share-based compensation, and $0.1 million of travel expenses primarily the result of an increase of 45 general and administrative personnel period-over-period (inclusive of general and administrative personnel from the Inosat and Visirun acquisitions) in order to support the growth in the business. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.1 million in merchant and bank fees.

General and administrative expense increased $17.8 million, or 45.7%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This increase was primarily due to an increase of $5.1 million in professional fees related to acquisition-related transaction costs as well as an increase of $3.4 million in professional fees related to legal fees and settlement costs for certain legal matters (see Note 14 to our consolidated financial statements for further details about litigation). Also contributing to the increase in general and administrative expense period-over-period was an increase of $7.0 million in payroll-related costs, inclusive of share-based compensation, $0.1 million of travel expenses, and $0.4 million of facilities expenses primarily the result of an increase of 45 general and administrative personnel period-over-period (inclusive of general and administrative personnel from the Inosat and Visirun acquisitions) in order to support the growth in the business. Bad debt expense increased $1.5 million due to the increase in the number of customers and their related accounts receivable balances period-over-period. Also contributing to the increase in general and administrative expense period-over-period was an increase of $0.3 million in merchant and bank fees.

As a percentage of subscription revenue, general and administrative expense increased from 19.7% in the three months ended September 30, 2015 to 26.7% in the three months ended September 30, 2016 and increased from 18.8% in the nine months ended September 30, 2015 to 23.4% in the nine months ended September 30, 2016. These increases were primarily due to the increases in professional fees related to acquisition-related transaction costs, settlement costs and legal fees, payroll and related expenses and bad debt expense period-over-period as noted above.

Interest Income (Expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income (expense), net	$(229)	$(183)	25.1%	$(695)	$(677)	2.7%

Interest income (expense), net for the three months ended September 30, 2016 increased $46 thousand, or 25.1%, as compared to the three months ended September 30, 2015, and increased $18 thousand in the nine months ended September 30, 2016, or 2.7%, as compared to the nine months ended September 30, 2015 and primarily reflects the interest expense incurred on our long-term debt and capital leases as well as amortization expense of related debt discounts and deferred financing costs. See Note 10 to our consolidated financial statements for further details about our existing credit facility with Citibank, N.A., or the Credit Facility. Interest income netted against interest expense was immaterial in the three and nine months ended September 30, 2016 and 2015.

Foreign Currency Transaction Gain (Loss), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Foreign currency transaction gain (loss), net	$(716)	$(1,074)	(33.3)%	$(3,077)	$1,995	(254.2)%

For the three months ended September 30, 2016, we recognized $0.7 million in foreign currency transaction losses as compared to $1.1 million in foreign currency transaction losses for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we recognized $3.1 million in foreign currency transaction losses as compared to $2.0 million in foreign currency transaction gains for the nine months ended September 30, 2015. Foreign currency transaction gain (loss), net primarily reflects the foreign currency transaction gains or losses arising from exchange rate fluctuations on certain asset balances and intercompany payables and receivables denominated in currencies other than the functional currencies of the legal entities in which the transactions are recorded. Foreign currency transaction gains (losses) arise from fluctuations in the value of the U.S. Dollar compared to other currencies in which we transact, primarily the Euro and British Pound Sterling, and to a lesser extent the Australian Dollar. The $3.1 million foreign currency transaction losses recognized for the nine months ended September 30, 2016 is primarily the result of the movement in the Euro which strengthened by approximately 2% compared to the U.S. Dollar. The $2.0 million foreign currency transaction gain recognized for the nine months ended September 30, 2015 is primarily the result of the movement in the Euro which weakened by approximately 8% compared to the U.S. Dollar.

Loss on Extinguishment of Debt

In January 2015, we used the $23.8 million in net proceeds from the borrowings under the Credit Facility with Citibank, N.A. to pay in full the amounts due under the Amended Revolving Credit Facility with Wells Fargo Capital Finance, LLC. The repayment of the Wells Fargo Capital Finance, LLC debt was accounted for as a debt extinguishment. For the nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of $0.1 million, which was primarily comprised of the write-off of unamortized debt issuance costs.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$761	$(373)	(304.0)%	$(877)	$2,241	(139.1)%

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

Our effective income tax rate for the three and nine months ended September 30, 2016 was (2056.8)% and (12.1)%, respectively, on pre-tax income (loss) of $(37) thousand and $7,235, respectively. The effective tax rate for three months ended September 30, 2016 was lower than the statutory Irish rate of 12.5% primarily due to the net loss in the period. The effective tax rate for the nine months ended September 30, 2016 was lower than the statutory Irish rate of 12.5% primarily due to the release of reserves related to uncertain tax positions upon the expiration of a statute of limitation in Ireland, income being generated in a jurisdiction that has a lower tax rate than the Irish statutory rate and the Irish research and development tax credit.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows provided by operating activities	$71,599	$69,078
Cash flows used in investing activities	(53,481)	(43,538)
Cash flows used in financing activities	(35,023)	(10,573)
Effect of exchange rate changes on cash	(90)	(1,020)

Net increase (decrease) in cash	$(16,995)	$13,947

Operating Activities

Operating activities provided $71.6 million and $69.1 million of cash in the nine months ended September 30, 2016 and 2015, respectively. The cash flow provided by operating activities in the nine months ended September 30, 2016 resulted primarily from our net income of $8.1 million, net non-cash charges of $75.6 million, and net uses of cash of $12.1 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $40.0 million of depreciation and amortization expense, $27.6 million of share-based compensation expense, $3.9 million of provisions for accounts receivable allowances, $2.6 million for losses on disposal of property and equipment and other assets, $3.1 million of unrealized foreign currency transaction losses, and $1.6 million in excess tax benefits from share-based awards. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $4.9 million increase in our accounts receivable from customers and a $10.6 million increase in prepaid expenses and other assets, a $2.4 million decrease in accrued income taxes, and a $3.9 million decrease in deferred revenue, partially offset by a $9.7 million increase in accounts payable, accrued expenses and other current liabilities. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The decrease in our accrued taxes was due to net decreases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the quarter.

Operating activities provided $69.1 million in the nine months ended September 30, 2015. The cash flow provided by operating activities in the nine months ended September 30, 2015 resulted primarily from our net income of $26.0 million, net non-cash charges of $53.9 million, and net uses of cash of $10.8 million provided by changes in our operating assets and liabilities. Our non-cash charges primarily consisted of $30.6 million of depreciation and amortization expense, $17.0 million of share-based compensation expense, $2.5 million of provisions for accounts receivable allowances, $2.2 million for losses on disposal of property and equipment and other assets, $0.1 million for losses on extinguishment of debt, $2.2 million of unrealized foreign currency transaction gains, and $3.6 million of changes in excess tax benefits from share-based awards. Net uses of cash from changes in our operating assets and liabilities primarily consisted of a $5.5 million increase in our accounts receivable from customers, a $9.6 million increase in prepaid expenses and other assets, and a $1.2 million decrease in deferred revenue, partially offset by a $5.1 million increase in accounts payable, accrued expenses and other current liabilities, and a $0.4 million increase in accrued income taxes. The increase in our accounts payable and accrued expenses resulted from our increased spending due to the growth of our business. The increase in our accrued taxes was due to net increases in our tax reserves. The increase in our accounts receivable was due to the increase in subscription revenue resulting from the increased number of vehicles under subscription. The increase in our prepaid expenses and other assets was due to increases in deferred commission payments and additional prepaid software licenses purchased during the period. The decrease in deferred revenue reflects fewer customers prepaying for a portion of their subscription as well as the completion of installations during the period.

Investing Activities

Net cash used in investing activities was $53.5 million and $43.5 million for the nine months ended September 30, 2016 and 2015, respectively. Net cashed used in investing activities consisted primarily of cash paid of $21.3 million to acquire Inosat as well as working capital adjustments pursuant to the Visirun and Ornicar purchase and sale agreements of $0.7 million in the nine months ended September 30, 2016 and cash paid to acquire Ornicar of $7.7 million in the nine months ended September 30, 2015. In addition, net cash used in investing activities consisted of cash paid to purchase property and equipment of $26.4 million and $32.5 million in the nine months ended September 30, 2016 and 2015, respectively, as well as costs capitalized for internal-use software of $5.1 million and $3.2 million in the nine months ended September 30, 2016 and 2015, respectively.

Financing Activities

Net cash used in financing activities was $35.0 million and $10.6 million for the nine months ended September 30, 2016 and 2015. Net cash used in financing activities for the nine months ended September 30, 2016 consisted of payments of borrowings under the Credit Facility of $23.8 million, payments of taxes related to net share settlement of equity awards of $11.6 million, payments of our capital lease obligations of $1.6 million, partially offset by proceeds from the issuance of ordinary shares under stock option plans of $0.4 million and from excess tax benefits from share-based awards of $1.6 million. Net cash used in financing activities for the nine months ended September 30, 2015 consisted of payments of borrowings under the Amended Revolving Credit Facility of $23.8 million, payments of borrowings under Credit Facility of $23.8 million, the payments of taxes related to net share settlement of equity awards of $6.6 million, changes in excess tax benefits from share-based awards of $3.6 million, payments of our capital lease obligations of $1.0 million, and payments of notes payable of $0.4 million, partially offset by net proceeds from borrowings under our Credit Facility of $46.1 million and proceeds from the issuance of ordinary shares under stock option plans of $2.4 million.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our building, office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. We have a lease for 42,912 square feet of office space in Waltham, Massachusetts for our U.S. headquarters which is effective through October 2020. We lease approximately 31,200 square feet of office and warehouse space in Ohio under operating leases that expire in November 2017 with a five-year extension option. We lease 31,641 square feet of office space in Ireland for our registered office and for our research and development and sales teams under operating leases that expire in July 2019. We have a lease for 2,200 square feet of office space in Templeogue Village, Dublin, which expires in 2036. We lease office space in Rolling Meadows, Illinois, Clearwater, Florida, Tampa, Florida, Charlotte, North Carolina, Scottsdale, Arizona, Sydney, Australia, Reading, Berkshire in the United Kingdom, Utrecht, The Netherlands, Grenoble, France, Warsaw, Poland, Lisbon, Portugal, Santiago, Chile and Malta for our sales, marketing and customer care organizations under lease agreements that expire at various dates through 2024. We lease office space in Florence, Italy primarily for research and development employees. We have a mortgage for our office building in Ferrara, Italy which we use primarily for our sales, marketing and customer support organizations in Italy.

We have non-cancelable purchase commitments related to telecommunications, mapping and subscription software services that are payable through 2019.

We have agreements with various vendors to provide specialized space and equipment and related services from which we host our software application. The agreements include payment commitments that expire at various dates through 2018.

The following table summarizes our contractual obligations at September 30, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit Facility(1)	$675	$201	$406	$68	$—
Capital lease obligations(2)	4,087	2,226	1,293	455	113
Operating lease obligations(3)	23,393	5,551	8,935	6,527	2,380
Outstanding purchase obligations(4)	5,198	3,415	1,783	—	—
Data center commitments(5)	2,099	1,837	262	—	—

Total(6)	$35,452	$13,230	$12,679	$7,050	$2,493

(1)	Represents the outstanding borrowings and contractually required unused line fees and service fees contractually required under our Credit Facility in existence at September 30, 2016. As of September 30, 2016, we had no borrowings outstanding under the Credit Facility.
(2)	Represents the contractually required payments under our capital lease obligations in existence as of September 30, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(3)	Represents the contractually required payments under our operating lease obligations in existence as of September 30, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease terms at the expiration date of their initial terms.
(4)	Represents the contractually required payments under the various purchase obligations in existence as of September 30, 2016. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(5)	Represents the contractually required payments for our data center agreements in existence as of September 30, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(6)	This table does not include $2.1 million recorded as liabilities for unrecognized tax benefits (inclusive of $0.3 million of accrued interest and penalties) as of September 30, 2016 as we are unable to make reasonably reliable estimates of when cash settlement will occur. See Note 11 to our consolidated financial statements for further details about income taxes.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements for further details about recently issued and adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk

Foreign currency transaction exposure results primarily from intercompany transactions and transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the legal entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded on a separate line in our consolidated statements of operations. Net foreign currency transaction losses of $3.1 million were recorded for the nine months ended September 30, 2016. Net foreign currency transaction gains of $2.0 million were recorded for the nine months ended September 30, 2015.

Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. Dollar into U.S. Dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. Dollars using period-end exchange rates and their income statements are translated into U.S. Dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets. Net foreign currency translation gains of $2.8 million were recorded for the nine months ended September 30, 2016. Net foreign currency translation losses of $3.8 million were recorded for the nine months ended September 30, 2015.

As we pursue our growth strategy, which includes expanding our business internationally, more of our revenues, expenses, assets and liabilities will be subject to foreign currency translation into U.S. Dollars for consolidated reporting purposes. For the nine months ended September 30, 2016, approximately 13.9% of our revenues and approximately 25.5% of our operating expenses were generated by subsidiaries whose functional currency is not the U.S. Dollar and therefore are subject to foreign currency translation exposure. In addition, 29.4% of our assets and 33.1% of our liabilities were subject to foreign currency translation exposure as of September 30, 2016 as compared to 21.5% of our assets and 20.2% of our liabilities as of December 31, 2015.

Currently, our largest foreign currency exposures are those with respect to the Euro, the British Pound Sterling, and the Australian Dollar. Relative to foreign currency exposures existing at September 30, 2016, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in earnings. For the nine months ended September 30, 2016, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have decreased pre-tax income by $7.6 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of September 30, 2016. We have experienced and we will continue to experience fluctuations in our net income (loss) as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency risk.

Interest Rate Fluctuation Risk

As we only hold cash, our cash balances are not subject to market risk due to changes in interest rates. We are exposed to market risk from changes in interest rates with respect to our Credit Facility which bears interest at variable rates (based on our discretion) plus an applicable margin based on certain financial covenants. As of September 30, 2016, there were no borrowings outstanding under the Credit Facility.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the nine month periods ended September 30, 2016 and 2015. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 27, 2015, Orthosie Systems, LLC filed a complaint against the Company (Orthosie Systems, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:15-cv-1681) in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,430,471 entitled “Method and System for Monitoring a Vehicle.” The complaint seeks unspecified damages and an injunction. On March 9, 2016, the Company filed its answer to the complaint and asserted counterclaims of noninfringement and invalidity. The parties have exchanged proposed claim constructions and a Markman hearing is currently scheduled for December 14, 2016. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot be assured that this will be the case.

On August 30, 2016, Rothschild Digital Confirmation, LLC filed a complaint against the Company (Rothschild Digital Confirmation, LLC v. Fleetmatics USA, LLC et al., Civil Action No. 2:16-cv-00968) in the United States District Court for the Eastern District of Texas alleging infringement of claims 1 and 27 of U.S. Patent No. 7,456,872 (“the ’872 patent”) entitled “Device and Method of Embedding and Retrieving Information in Digital Images.” The complaint seeks unspecified damages and an injunction. On October 4, 2016, Rothschild Digital Confirmation filed an amended complaint withdrawing claim 27 and asserting infringement of claim 1 only. The Company’s answer or response to the amended complaint is due on December 9, 2016. At this stage of the litigation, the Company is unable to estimate whether a loss is reasonably possible. While the Company does not believe that this litigation will have a material adverse effect on its business, financial condition, operating results, or cash flows, the Company cannot be assured that this will be the case.

On January 12, 2016, David Gillard and Jaclyn Stramiello, individually and on behalf of all others similarly situated, filed a complaint against the Company (Gillard et al. v. Fleetmatics USA, LLC, et al., Civil Action No. 8:16-cv-81-T-27MAP) in the United States District Court for the Middle District of Florida alleging the Company’s U.S. subsidiaries violated certain provisions of the Fair Labor Standards Act (the “FLSA”) by failing to pay overtime, among other things. On February 8, 2016, the plaintiffs filed an amended complaint, which added another named party plaintiff, Troy Pate. On February 10, 2016 the Court struck the amended complaint and the plaintiffs filed their second amended complaint on February 12, 2016. The second amended complaint alleges essentially the same claims as previously alleged. The plaintiffs sought certification of the matter as a collective action under the FLSA. The FLSA permits an aggrieved person to recover as damages back pay, an equal amount of money as liquidated damages, interest and attorneys’ fees and costs. The Company filed its answer to the second amended complaint on March 11, 2016. On August 16, 2016, the parties executed a settlement agreement providing for an aggregate settlement amount of $2,102,250 consisting of the payment of $1,559,188 in back pay and liquidated damages to members of the class of business development representatives, or web sales representatives, in the Company’s U.S. offices, $17,500 in incentive fees for the named plaintiffs and one of the opt-in plaintiffs, and the Company’s agreement not to object to attorneys’ fees up to $525,562. The settlement agreement was subject to Court approval. On August 19, 2016, the parties filed a joint motion for Court approval of the settlement agreement and class certification. The Court denied the motion to approve the settlement agreement without prejudice, requested the removal of certain confidentiality provisions, and reserved ruling on the remainder of the motion pending the submission of the amended settlement agreement. On September 29, 2016, the parties jointly filed the amended settlement agreement for the same aggregate amount as set out in the August 16, 2016 settlement agreement and renewed their motion for approval. On November 4, 2016, the Court granted final approval of the settlement agreement, conditionally certified the matter as a collective action for purposes of settlement and dismissed the case with prejudice. Pursuant to the terms of the settlement agreement, the Company must appoint an administrator for payout of claims to class members, and any amounts unclaimed by the class members at the end of the payout period provided in the settlement agreement will revert to the Company.

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

During the nine months ended September 30, 2016, we withheld 281,814 restricted share units at an average price of $40.27 to cover withholding taxes due from the employees at the time the shares vested. The following table provides information about the withheld restricted share units for the nine months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2016—January 31, 2016	655	$50.63
February 1, 2016—February 29, 2016	20,189	$41.25
March 1, 2016—March 31, 2016	144,269	$37.37
April 1, 2016—April 30, 2016	16,855	$38.98
May 1, 2016—May 31, 2016	60,656	$37.19
June 1, 2016—June 30, 2016	5,315	$43.13
July 1, 2016—July 31, 2016	4,193	$43.03
August 1, 2016—August 31, 2016	23,053	$59.59
September 1, 2016—September 30, 2016	6,629	$59.87

Total	281,814	$40.27

Item 6.	Exhibits

Exhibit No.	Exhibit

2.1	Transaction Agreement by and among the Company, Bidco and Verizon, dated July 30, 2016 (incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K filed by the Company on August 1, 2016).

10.1	Expenses Reimbursement Agreement between the Company and Verizon, dated July 30, 2016 (incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K filed by the Company on August 1, 2016).

10.2*	Lease Agreement between Fleetmatics USA, LLC and PKY International Plaza II, LLC dated as of September 13, 2016.

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer.

32.1*†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Rule 2.5 Announcement, dated August 1, 2016 (incorporated by reference to the exhibit of the same number to the Current Report on Form 8-K filed by the Company on August 1, 2016).

101*	XBRL (Extensible Business Reporting Language) The following materials from Fleetmatics Group PLC’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Statements of Consolidated Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETMATICS GROUP PLC

Date: November 7, 2016	By:	/s/ Stephen Lifshatz
	Name:	Stephen Lifshatz
	Title:	Chief Financial Officer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)